Form 10KSB
period 2006-12-31
BLUEFIRE ETHANOL FUELS INC
filed 2007-04-02
CIK 1370489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-52361

                          BLUEFIRE ETHANOL FUELS, INC.
                 (Name of small business issuer in its charter)

                NEVADA                                      20-4590982
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


     31 MUSICK, IRVINE, CALIFORNIA                             92618
(Address of principal executive offices)                     (Zip Code)

                   (Issuer's telephone number): (949) 588-3767

         Securities registered under Section 12(b) of the Exchange Act:


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Issuers revenues for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 23, 2007 was $36,288,431 based on a closing price of $6.80 as reported on the OTC Electronic Bulletin Board system.

On March 23, 2007, 21,470,514 shares of the Company's common stock, par value $.001 per share, were outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I

ITEM 1.    DESCRIPTION OF BUSINESS                                             2
ITEM 2.    DESCRIPTION OF PROPERTY                                             9
ITEM 3.    LEGAL PROCEEDINGS                                                   9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           10
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          11
ITEM 7.    FINANCIAL STATEMENTS                                               22
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           22
ITEM 8A.   CONTROLS AND PROCEDURES                                            22
ITEM 8B.   OTHER INFORMATION                                                  23

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     23
ITEM 10.   EXECUTIVE COMPENSATION                                             25
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                    36
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                       37
ITEM 13.   EXHIBITS                                                           39
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this prospectus are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

      o the availability and adequacy of our cash flow to meet our requirements,

      o economic, competitive, demographic, business and other conditions in our local and regional markets,

      o changes or developments in laws, regulations or taxes in the ethanol or energy industries,

      o actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities,

      o     competition in the ethanol industry,

      o     the failure to obtain or loss of any license or permit,

      o changes in our business and growth strategy (including our plant building strategy and co-location strategy), capital improvements or development plans,

      o adverse publicity, including but not limited to, the recent adjustments in calculating mileage per gallon; and

      o the availability of additional capital to support capital improvements and development, and

      o other factors discussed under the section entitled "Risk Factors" or elsewhere in this registration statement.


All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY

BlueFire Ethanol Fuels, Inc., a Nevada corporation (the "Company"), was initially organized as Atlanta Technology Group, Inc., a Delaware corporation, on October 12, 1993. The Company was re-named Docplus.net Corporation on December 31, 1998, and further re-named Sucre Agricultural Corp. and re-domiciled as a Nevada corporation on March 6, 2006. Finally, on May 24, 2006, in anticipation of the reverse merger by which it would acquire BlueFire Ethanol, Inc. ("BlueFire"), a privately held Nevada corporation organized on March 28, 2006, as described below, the Company was re-named to its current name BlueFire Ethanol Fuels, Inc.

On June 27, 2006, the Company purchased all 10,000 shares of the issued and outstanding common stock, par value $1.00, of BlueFire in exchange for 17,000,000 shares of the Company's common stock, par value $0.001, pursuant to a Stock Purchase Agreement and Plan of Reorganization ("Reverse Merger"). On June 21, 2006, prior to and in anticipation of the Reverse Merger, Sucre Agricultural Corp. ("Sucre") sold 3,000,000 shares of its common stock to two related investors in a private offering of shares pursuant to Rule 504 for proceeds of $1,000,000. Prior to the Reverse Merger, Sucre was not operational and considered a blank-check company, therefore, all references to the Company's business and financials throughout this registration statement reflect the operations of BlueFire. BlueFire is the Company's only wholly owned operating subsidiary.

The Company's shares of common stock began trading under the symbol "BFRE" on the Pink Sheets of the National Quotation Bureau on July 11, 2006. On March 23, 2007 the closing price of the common stock was $ 6.80 per share.

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

BlueFire has licensed for use a patented process from Arkenol, Inc., a Nevada corporation ("Arkenol") which produces ethanol from cellulose ("Arkenol Technology" - described below and see Item 7. Certain Relationships And Related Transactions for discussion of relationship between the Company and Arkenol) for sale into the transportation fuel market. The Company is the exclusive North America licensee of the Arkenol Technology. BlueFire's goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants to provide a viable alternative to fossil fuels, and to provide professional services to such plants worldwide. These "biorefineries" will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose in municipal solid wastes into ethanol. This versatility enables BlueFire to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol.

ARKENOL TECHNOLOGY

The production of chemicals by fermenting various sugars is a well-accepted science. Its use ranges from producing beverage alcohol and fuel-ethanol to making citric acid and xantham gum for food uses. However, the high price of sugar and the relatively low cost of competing petroleum based fuel has kept the production of chemicals mainly confined to producing ethanol from corn sugar.

In the Arkenol Technology process, incoming biomass feedstocks are cleaned and ground to reduce the particle size for the process equipment. The pretreated material is then dried to a moisture content consistent with the acid concentration requirements for breaking down the biomass, then hydrolyzed (degrading the chemical bonds of the cellulose) to produce hexose and pentose (C5 and C6) sugars at the high concentrations necessary for commercial fermentation. The insoluble materials left are separated by filtering and pressing into a cake and further processed into fuel for other beneficial uses. The remaining acid-sugar solution is separated into its acid and sugar components. The separated sulfuric acid is recirculated and reconcentrated to the level required to breakdown the incoming biomass. The small quantity of acid left in the sugar solution is neutralized with lime to make hydrated gypsum which can be used as an agricultural soil conditioner. At this point the process has produced a clean stream of mixed sugars (both C6 and C5) for fermentation. In an ethanol production plant, naturally-occurring yeast, which Arkenol has specifically cultured by a proprietary method to ferment the mixed sugar stream, is mixed with nutrients and added to the sugar solution where it efficiently converts both the C6 and C5 sugars to fermentation beer (an ethanol, yeast and water mixture) and carbon dioxide. The yeast culture is separated from the fermentation beer by a centrifuge and returned to the fermentation tanks for reuse. Ethanol is separated from the now clear fermentation beer by conventional distillation technology, dehydrated to 200 proof and denatured with unleaded gasoline to produce the final fuel-grade ethanol product. The still bottoms, containing principally water and unfermented sugar, is returned to the process for economic water use and for further conversion of the sugars.

Simply put, the process separates the biomass into two main constituents: cellulose and hemicellulose (the main building blocks of plant life) and lignin (the "glue" that holds the building blocks together), converts the cellulose and hemicellulose to sugars, ferments them and purifies the fermentation liquids into ethanol and other end-products.

ARK ENERGY

BlueFire may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy, Inc,, a Nevada corporation ("ARK Energy" - see Item 7."Certain Relationships And Related Transactions" for discussion of relationship between the Company and ARK Energy) to accelerate BlueFire's deployment of the Arkenol Technology. The opportunities consist of ARK Energy's previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to BlueFire and valued these business assets based on management best estimates as to its actual costs of development. In the event BlueFire successfully finances the construction of a project that utilizes any of the transferred assets from ARK Energy, BlueFire shall pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. A more detailed description of the nineteen (19) projects that the ARK Energy assets pertain to (including plants in California, Florida, Texas, Hawaii, Illinois, Minnesota, New Jersey and Pennsylvania as well as Canada) is shown on Table 1 of the Asset Transfer and Acquisition Agreement, which is attached hereto as Exhibit 10.4. Management did not incur the costs of a third party valuation but based its valuation of the assets acquired by (i) an arms length review of the value assigned by ARK Energy to the opportunities is based on the actual costs it incurred in developing the project opportunities, and (ii) anticipated financial benefits to the Company.

PILOT PLANTS

From 1994-2000, a test pilot biorefinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment for use in the process was also tested and process conditions were verified leading to the issuance of the certain patents in support of the Arkenol Technology.

In 2002, using the results obtained from the Arkenol California test pilot plant and also based in the Arkenol Technology, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot biorefinery plant in Izumi, Japan. At the Izumi plant Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation.

BLUEFIRE PROJECTS

BLUEFIRE IS CURRENTLY IN THE DEVELOPMENT STAGE OF BUILDING BIOREFINERIES IN NORTH AMERICA.

BlueFire plans to use the Arkenol Technology and utilize JGC's operations knowledge from the Izumi test pilot plant to assist in the design and engineering of BlueFire facilities in North America. JGC will provide the preliminary design package for BlueFire's first facility and work with the Company's selected U.S. engineering company MECS (formerly Monsanto) to complete the detailed engineering design of the plant. This completed design should provide the blueprint for subsequent plant constructions.

The Company has proposed an initial facility for development and construction at the El Sobrante Landfill located in Corona, California. Once completed this facility is projected to use approximately 700 metric dry tons of green waste and wood waste currently disposed in the landfill to produce about 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. .The Company is seeking financing for the commencement of this project.

The Company is simultaneously researching and considering other suitable locations for other similar biorefineries.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS AND SERVICES

None.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

The Company will utilize existing distribution channels to sell the ethanol that is produced from its plants. For example, the Company has entered into a Letter of Intent with Petro-Diamond, Inc. ("PDI") to purchase the ethanol produced from the Company's first North American biomass-to-ethanol conversion facility to be located at a Southern California landfill. PDI is a significant blender of denatured ethanol into motor fuel in Southern California. Ethanol is currently blended year-round at PDI's terminal facility located in Long Beach, California.

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

COMPETITION

Most of the ethanol supply in the United States is derived from corn according to the Renewable Fuels Association ("RFA") website (HTTP://WWW.ETHANOLRFA.ORG/) and as of Feb 12, 2007 is produced at approximately 113 facilities, ranging in size from 300,000 to 110 million gallons per year, located predominately in the corn belt in the Midwest. According to the RFA, about 20% of the current production is by the Archer-Daniels-Midland Company with over 1 Billion gallons annually and an additional 250 million gallons of capacity being constructed/expanded currently. Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the entire industry's infrastructure is geared toward corn as the principal feedstock.

With the Arkenol Technology the principle difference from traditional processes apart from production technique (covered in "Arkenol Technology" section herein) is the acquisition and choice of feedstock. The use of a non-commodity based non-food related biomass feedstock enables BlueFire to use feedstock typically destined for disposal, i.e. wood waste, yard trimmings and general green waste. All ethanol producers regardless of production technique will fall subject to market fluctuation in the end product, ethanol.

Due to the feedstock variety BlueFire is able to process, BlueFire is able to locate production facilities in and around the markets where the ethanol will be consumed thereby giving BlueFire a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest and ship the ethanol to the end market.

However, in the area of biomass-to-ethanol production, there are few companies and no commercial production infrastructure is built. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

INDUSTRY OVERVIEW

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005. The Energy Policy Act transformed ethanol from a gasoline additive under the 1990 Clean Air Act to a primary gasoline substitute, which we believe will serve to strengthen and expand the role of ethanol in the U.S. fuel economy. A highlight of the Energy Policy Act is the creation of a 7.5 billion gallon renewable fuel standard (RFS) increasing use of renewable domestic fuels such as ethanol and biodiesel. The newly approved RFS of the Energy Policy Act establishes that a percentage of the U.S. fuel supply will be provided by renewable, domestic fuels such as ethanol. In addition, the Energy Policy Act establishes a 30% tax credit up to $30,000 for the cost of installing clean fuel refueling equipment, such as an E85 ethanol fuel pump.

Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. However, in the United States, ethanol is replacing MTBE as a common fuel additive. While both increase octane and reduce air pollution, MTBE is a presumed carcinogen which contaminates ground water. It has already been banned in California, New York, Illinois and 16 other states. Major oil companies have voluntarily abandoned MTBE and it is scheduled to be phased out under the Energy Policy Act. As MTBE is phased out, we expect demand for ethanol as a fuel additive and fuel extender to rise. A blend of 5.5% or more of ethanol, which does not contaminate ground water like MTBE, effectively complies with U.S. Environmental Protection Agency requirements for reformulated gasoline, which is mandated in most urban areas.

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2004, according to the American Coalition for Ethanol, 3% of all United States gasoline was blended with some percentage of ethanol. The most common blend is E10, which contains 10% ethanol and 90% gasoline. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline.

Ethanol is a renewable fuel produced by the fermentation of starches and sugars such as those found in grains and other crops. Ethanol contains 35% oxygen by weight and, when combined with gasoline, it acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product which is commonly distributed as a premium unleaded gasoline.

Studies published by the Renewable Fuel Association indicate that approximately
5.0 billion gallons of ethanol will be consumed this year in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

For every barrel of ethanol produced, the American Coalition for Ethanol estimates that 1.2 barrels of petroleum are displaced at the refinery level, and that since 1978, U.S. ethanol production has replaced over 14.0 billion gallons of imported gasoline or crude oil. According to a Mississippi State University Department of Agricultural Economics Staff Report in August 2003, a 10% ethanol blend results in a 25% to 30% reduction in carbon monoxide emissions by making combustion more complete. The same 10% blend lowers carbon dioxide emissions by 6% to 10%.

During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 5 billion gallons per year in 2006. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

In the United States, there are two principal commercial applications for ethanol. The first is as an oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who may make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 140 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 14 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 5 million flexible fuel vehicles on the road in the United States and automakers will produce several millions per year, offering further potential for significant growth in ethanol demand.

CELLULOSE TO ETHANOL PRODUCTION

In a recent report, "Outlook For Biomass Ethanol Production Demand," the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstocks are more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The U.S. DOE and USDA in its April 2005 report BIOMASS AS FEEDSTOCK FOR A BIOENERGY AND BIOPRODUCTS INDUSTRY: THE TECHNICAL FEASIBILITY OF A BILLION-TON ANNUAL SUPPLY found that about one billion tons of cellulosic materials from agricultural and forest residues are available to produce more than one-third of the current U.S. demand for transportation fuels.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Currently, the Company has no dependence on one or a few major customers, although it has entered into a non-binding letter of intent with Petro-Diamond, Inc. to be BlueFire's sole purchaser of ethanol from its first scheduled plant in Southern California. BlueFire is negotiating definitive agreements but no definitive agreement has been signed with Petro-Diamond as of yet. See "DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES."

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On March 1, 2006, BlueFire entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: eleven U.S. patents, twenty one foreign patents, and one pending foreign patent. According to the terms of the agreement, BlueFire was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, BlueFire shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by BlueFire or its sublicensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, BlueFire made a one time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of December 31, 2006, BlueFire had not incurred any liabilities related to the agreement. All sub-licenses issued by BlueFire will provide for payments of the license fees and royalties due Arkenol.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

The Company is not subject to any government oversight for its current operations other than for corporate governance and taxes. However, the production facilities that the Company will be constructing will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

Currently, the federal government encourages the use of ethanol as a component in oxygenated gasoline as a measure to protect the environment as a viable renewable domestic fuel to reduce U.S. dependence on foreign oil.

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (H.R. 6) into law. The comprehensive energy legislation includes a nationwide renewable fuels standard (RFS) that will double the use of ethanol and biodiesel by 2012.

Under the RFS, a small percentage of our nation's fuel supply will be provided by renewable, domestic fuels. The increased use of renewable fuels will expand U.S. fuel supplies while easing an overburdened refining industry. The Energy Policy Act of 2005 established Renewable Fuel Standard (RFS) provisions that mandates use of renewable fuels starting at 4 billion gallons in 2006 and increases to 7.5 billion gallons in 2012. The Act also provides that, beginning in 2013, a minimum of 250 million gallons a year of cellulosic derived ethanol be included in the RFS. Flexibility in meeting RFS is provided for refiners through a credit trading program that allows refiners to use renewable fuels where and when it is most efficient and cost-effective for them to do so. The credit trading program will result in lower costs to refiners and thus, consumers. RFS credits have a lifespan of 12 months. The credit trading program allows for every gallon of cellulose-derived ethanol to be equal to 2.5 gallons of renewable fuel. The reformulated gasoline (RFG) 2.0 wt percentage oxygenate standard under the Clean Air Act is eliminated 270 days after enactment. (Requirement was lifted by U.S. EPA May 8, 2006).

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country's dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon "equalization" payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current legislation, the federal gasoline tax exemption for a 10% ethanol blend is 5.2 cents per gallon. This exemption was to gradually drop to
5.1 cents per gallon in 2005, however, as of January 1, 2005, this federal tax incentive was be replaced by a new volumetric ethanol excise tax credit discussed below.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit ("VEETC") and amended the federal excise tax structure effective as of January 1, 2005. Currently, ethanol-blended fuel is taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This would add approximately $1.4 billion to the highway trust fund revenue annually. In place of the current exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended. Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

None. The Company has not developed its own proprietary technology but rather is a licensee of the Arkenol Technology.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND
LOCAL)

We will be subject to extensive air, water and other environmental regulations and we will have to obtain a number of environmental permits to construct and operate our plants, including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer's permit. In addition, we may have to complete spill prevention control and countermeasures plans.

The production facilities that we will build are subject to oversight activities by the federal, state, and local regulatory agencies. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state environmental administrators. State or federal rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We had five (5) full time employees as of March 23, 2007 and no part time employees. None of our employees are subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

REPORTS TO SECURITY HOLDERS

As a result of filing its Form 10-SB on December 13, 2006, the Company has become subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of February 12, 2007. These obligations include filing an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports on Form 10-QSB and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

BlueFire leases from FR Systems, LLC on a month-to-month basis, approximately 1950 square feet of furnished office space at 31 Musick, Irvine, California 92618, for $3,500 per month.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2006, a majority of the Company's stockholders (approximately 75%) ratified the adoption of the Company's 2006 Incentive and Nonstatutory Stock Option Plan by consent in lieu of a stockholder meeting.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock has traded on the Pink Sheets of the National Quotation Bureau under the symbol BFRE since July 11, 2006. The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

        ------------------------------------------------------------
        QUARTER ENDED                    LOW PRICE      HIGH PRICE
        ------------------------------------------------------------

        ------------------------------------------------------------
        September 30, 2006               $    1.30      $     7.25
        ------------------------------------------------------------
        December 31, 2006                $    1.40      $     4.60
        ------------------------------------------------------------

HOLDERS

As of March 23, 2007 a total of 21,470,514 shares of the Company's common stock are currently outstanding held by approximately 1,868 shareholders of record.

DIVIDENDS

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2006 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

On December 14, 2006, the Board of Directors approved and a majority of the Company's stockholders ratified by consent the Company's 2006 Incentive and Nonstatutory Stock Option Plan ("Plan").

                                                 PLAN INFORMATION


             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights

                                                    (a)                       (b)                       (c)
Equity compensation plans approved by            1,990,000                   $2.00                   8,010,000
security holders: 2006 Incentive and
Nonstatutory Stock Option Plan

Equity compensation plans not approved
by security holders

Total                                            1,990,000                   $2.00                   8,010,000

WARRANT SHARES

On November 21, 2006, for consulting services, the Company issued a warrant to purchase 200,000 shares of its common stock at an exercise price of $5.00 per share to a certain consultant.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2006, upon incorporation BlueFire issued 10,000 shares of $1.00 par value common stock to various individuals. In connection with the reverse acquisition, these individuals received an aggregate of 17,000,000 shares of the Company's restricted common stock. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Prior to the reverse acquisition, Sucre entered into an agreement with two related investors for the sale of 3,000,000 shares of the Sucre's common stock for gross proceeds of $1,000,000. The previous management of Sucre erroneously issued 4,000,000 shares of the Sucre's common stock to the investors. To date, the excess shares of 1,000,000 have not been returned to the transfer agent. The Company has demanded the return of the 1,000,000 and is actively pursuing every possible channel to get the shares returned. Since the Company cannot predict the ultimate outcome, the 1,000,000 shares have been accounted for as outstanding and included in the common shares retained by Sucre's shareholders.

On January 5, 2007, we completed a private placement of 278,500 unregistered shares of its common stock at a price of $2.00 per share to five accredited investors in consideration for $557,000 in gross proceeds from this offering. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER "FORWARD-LOOKING STATEMENTS" AND "RISK FACTORS" AND THOSE INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT.

PLAN OF OPERATION

Management plans to raise additional funds through joint venture partnerships, project debt financings or through future sales of the Company's common stock, until such time as the Company's revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company will need financing within 12 months to continue its operations.

The Company has not developed its own proprietary technology but rather is a licensee of the Arkenol Technology and therefore has benefited from Arkenol's research and development efforts and cost expenditures.

The Company's business will encompass development activities culminating in the construction and long-term operation of ethanol production biorefineries, as such, BlueFire is currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.

For the next 12 months, the Company's Plan of Operations is as follows:

      o Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund ongoing Company operations and the development of initial biorefineries in North America.

      o The Energy Policy Act provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. Department of Energy could provide loan guarantees up to $250,000,000 per qualified project. The Company has filed a pre- application for loan guarantees to support the development of a 55 million gallon per year project in California to be located adjacent to an existing biomass power plant.

      o The 2005 Energy Act created a Biorefinery Demonstration Project Program under which $100,000,000 or another amount appropriated by Congress is available to fund up to three (3) biorefinery demonstration projects. The Company submitted a proposal for funding under this solicitation for its projected El Sobrante, California biorefinery. In February 2007, the Company was rewarded a grant of up to $40 million from the U.S. Department of Energy under this biorefinery grant program. The specifics of the grant are to be determined during the second quarter of 2007.

      o The California Energy Commission has provided a competitive grant solicitation with the intent of accelerating research, development and demonstration of biofuel energy conversion technologies and refineries using lignocellulosic biomass (such as agricultural and forest residues, and urban waste), food waste, beverages, waste grease, purpose-grown or energy crops. This solicitation will help advance science, technology, and market acceptance of ethanol in California that will help reduce petroleum consumption and help meet the Governor's Executive Order S-06-06, the Bioenergy Action Plan, and AB 32 (Nunez & Pavley 2006). In March 2007, the Company received notice that it has been accepted as a recipient of up to $1 million under this program for equipment testing and preliminary engineering for use in its proposed project under this solicitation.

      o As available and as applicable to the business plans of the Company, applications for public funding will be submitted to leverage private capital raised by the Company.

      BlueFire's initial planned projects in North America are projected as follows:

      o A facility that will process approximately 100 tons of green waste material to produce about 2.5 million gallons per year of ethanol. The Company has entered into an Option and Purchase Agreement on a parcel located in Los Angeles County the location of this facility. . Permits will be filed to allow for construction once all the necessary preliminary engineering information is available. BlueFire is currently working on the preliminary engineering design to allow for filing of permits in the next 30-45 days. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $20 million for this first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

      o A facility proposed for development and construction at the El Sobrante Landfill located in Corona, California. This facility will use approximately 700 metric dry tons of green waste and wood waste currently disposed in the landfill to produce about 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized with Petro-Diamond for the purchase and sale of the ethanol produced from the facility. An application for funding of the El Sobrante Project has been submitted to the Department of Energy. Status of the funding request has not been received to date. Proposed terms and conditions for financing from private sources have been received by BlueFire but no definitive agreements have been reached.

      o Several other opportunities are being evaluated by BlueFire in North America but no definitive plans have been made. However, the project proposed at the El Sobrante Landfill provides a model that can be replicated at the over 3,000 landfills located in North America (U.S. EPA website). Discussions with various landfill owners are underway to duplicate the proposed development at the El Sobrante landfill although no definitive agreements have been reached.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $2,760 during the period ending December 31, 2006. During the same period, our working capital deficit was $151,981. This deficit resulted from start-up expenses, and the fact that we are a development stage company, as described below.

Total assets were $32,760 at December 31, 2006, of which $30,000 were prepaid fees as described in Note 5 of our financials. The Shareholders' deficit was $151,981 as of December 31, 2006.

The Company has had limited operations and has incurred net losses of $1,555,497 for the period from March 28, 2006 (Inception) through December 31, 2006 and has not generated any revenues from operations. The Company has yet to begin ethanol production or construction of ethanol producing plants. Since the reverse acquisition, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. Management anticipates beginning construction of a plant within the next 6 months and expects to complete the project and to begin production of ethanol within the next 24 months. Although the cost of construction is not readily determinable, we estimate the cost to be approximately $20 million per plant. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

To date, we have financed our operations through the combination of equity and debt financing (in connection with which we have at times incurred significant costs), loans from related parties, and the use of shares of our common stock issued as payment for services rendered to us by third parties. In the future we may have to issue shares of our common stock and warrants in private placement transactions to help finance our operations, and to pay for professional services (such as financial consulting, market development, legal services, and public relations services). As we are in development phase, we do not intend to pay dividends to shareholders in the foreseeable future. To date, we have not paid any dividends.

On March 16, 2007, the Company obtained a 10% annual interest line of credit in the amount of $1,500,000 from it's Chairman/Chief Executive Officer and majority shareholder Arnold Klann to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principle balance and interest within 30 days of receiving qualified investment financing of $5,000,000 or more.

In order for the Company's operations to continue, management will need to generate revenues from their intended operations sufficient to meet the Company's anticipated cost structure. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

In order to ensure sufficient funds to meet our future needs for capital, management believes that, from time to time, we will continue to evaluate opportunities to raise financing through some combination of the private sale of equity, or issuance of convertible debt securities. However, future equity or debt financing may not be available to us at all, or if available, may not be on terms acceptable to us.

Subsequent to year end, the Company raised approximately $557,000 through the sale of common stock. The funds are currently being used to fund the operations of the Company and are expected to last through March 2007. Management has estimated that operating expenses for the period from April 2007 to December 2007 will approximate roughly $1,200,000, excluding engineering costs related to the development of our bio-refinery projects.

If we do not raise additional capital, or we are unable to obtain additional financing, or begin to generate revenues from our intended operations, we have to scale back or postpone the preliminary engineering design and permitting for our initial facility until such financing is available.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, "Summary of Organization and Significant Accounting Policies" in the notes to our audited financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

CASH AND CASH EQUIVALENTS

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company is currently a developmental-stage company and has recognized minimal revenues to date. The Company will recognize revenues from 1) consulting services rendered to potential sub licensees for development and construction of cellulose to ethanol projects, 2) sales of ethanol from its production facilities when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

PROJECT DEVELOPMENT

Project development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company's cellulose fractions of municipal solid waste into ethanol fuels.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at December 31, 2006. The financial instruments consist of cash and accounts payable.

LOSS PER COMMON SHARE

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. During the period ended December 31, 2006, there were no dilutive instruments outstanding.

CONCENTRATIONS OF CREDIT RISK

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after January 1, 2006. During the period ended December 31, 2006, the Company adopted the provisions of SFAS 123(R).

In July 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008 and is currently in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

RISK FACTORS

This registration statement contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipation" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Registration Statement. The following risk factors should be considered carefully in addition to the other information in this Registration Statement, before purchasing any of the Company's securities.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The Company has had limited operations and has incurred net losses of $1,555,497 for the period from March 28, 2006 (Inception) through December 31, 2006 and has not generated any revenues from operations. The Company has yet to begin ethanol production or construction of ethanol producing plants. Since the reverse acquisition, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. Management anticipates beginning construction of a plant within the next 6 months and expects to complete the project and to begin production of ethanol within the next 24 months. Although the cost of construction is not readily determinable, we estimate the cost to be approximately $20 million per plant. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

OUR CELLULOSE-TO-ETHANOL TECHNOLOGIES ARE UNPROVEN ON A LARGE-SCALE COMMERCIAL BASIS AND PERFORMANCE COULD FAIL TO MEET PROJECTIONS, WHICH COULD HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

While production of ethanol from corn, sugars and starches is a mature technology, newer technologies for production of ethanol from cellulose biomass have not been built at large commercial scales.. The technologies being pursued by us for ethanol production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to our technologies have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us.

OUR BUSINESS EMPLOYS LICENSED ARKENOL TECHNOLOGY WHICH MAY BE DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We currently license our technology from Arkenol. Arkenol owns eleven U.S. patents, twenty-one foreign patents, and has one foreign patent pending and may file more patent applications in the future. Our success depends, in part, on our ability to use the Arkenol Technology, and for Arkenol to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or Arkenol will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the Arkenol Technology or design around it.

It is possible that we may need to acquire other licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's patents in bringing patent infringement suits against other parties based on our licensed patents.

In addition to licensed patent protection, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

WE ARE DEPENDENT UPON ARNOLD KLANN, OUR CHAIRMAN AND PRESIDENT, AND JOHN CUZENS, OUR VP ENGINEERING, WHO WE NEED TO SUCCEED.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of (i) Arnold Klann, our Chairman and President, due to his contacts in the ethanol and cellulose industries and his overall insight into our business direction, and (ii) John Cuzens, our VP Engineering for his comprehension of the Arkenol Technology. Our failure to retain Mr. Klann or Mr. Cuzens, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our officers. See "Management."

COMPETITION FROM LARGE PRODUCERS OF PETROLEUM-BASED GASOLINE ADDITIVES AND OTHER COMPETITIVE PRODUCTS MAY IMPACT OUR PROFITABILITY.

Our proposed ethanol plants will also compete with producers of other gasoline additives made from other raw materials having similar octane and oxygenate values as ethanol. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. These other companies also have significant resources to begin production of ethanol should they choose to do so. Ethanol is sold into the gasoline blending market where it competes with other oxygenates and octane components and with gasoline itself. Therefore, ethanol's price is significantly affected by its value to refiners in these markets. Ethanol prices are highly correlated with the price of gasoline and gasoline blending components. The price of corn has very little to do with the price of ethanol. That is why low corn prices do not always indicate low ethanol prices and high corn prices do not always indicate high ethanol prices. Ethanol prices are determined by the supply and demand for ethanol in specific markets.

We will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol. An example of such other additives is MTBE, a petrochemical derived from methanol. MTBE costs less to produce than ethanol. Many major oil companies produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.

OUR PROFITS ARE IMPACTED BY CORN SUPPLY.

Our ethanol will be produced from cellulose, however currently most ethanol is produced from corn, which is affected by weather, governmental policy, disease and other conditions. A significant increase in the availability of corn and resulting reduction in the price of corn may decrease the price of ethanol and harm our business.

IF ETHANOL AND GASOLINE PRICES DROP SIGNIFICANTLY, WE WILL ALSO BE FORCED TO REDUCE OUR PRICES, WHICH POTENTIALLY MAY LEAD TO FURTHER LOSSES.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price of ethanol has some relation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.

INCREASED ETHANOL PRODUCTION FROM CELLULOSE IN THE UNITED STATES COULD INCREASE THE DEMAND FOR FEEDSTOCKS AND THE RESULTING PRICE OF FEEDSTOCKS, REDUCING OUR PROFITABILITY.

New ethanol plants that utilize cellulose as their feedstock may be under construction or in the planning stages throughout the United States. This increased ethanol production could increase cellulose demand and prices, resulting in higher production costs and lower profits.

PRICE INCREASES OR INTERRUPTIONS IN NEEDED ENERGY SUPPLIES COULD CAUSE LOSS OF CUSTOMERS AND IMPAIR OUR PROFITABILITY.

Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

OUR BUSINESS PLANS REQUIRES ACHIEVING CERTAIN MILESTONES AND THE FAILURE TO REACH SUCH MILESTONES WILL WHICH POTENTIALLY REDUCE OUR PROFITABILITY AND MAY LEAD TO LOSSES.

Our business plan calls for the completion of up to 19 numerous biorefinery projects. Although each facility will have specific funding requirements a proposed facility in Los Angeles County will require approximately $20 million to fund. We will be relying on additional financing, funding from such sources as The Energy Policy Act grants and loan guarantee programs, Biorefinery Demonstration Project Program or The California Energy Commission. The Company is currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

RISKS RELATED TO GOVERNMENT REGULATION AND SUBSIDIZATION

FEDERAL REGULATIONS CONCERNING TAX INCENTIVES COULD EXPIRE OR CHANGE, WHICH COULD CAUSE AN EROSION OF THE CURRENT COMPETITIVE STRENGTH OF THE ETHANOL INDUSTRY.

Congress currently provides certain federal tax credits for ethanol producers and marketers. The current ethanol industry and our business initially depend on the continuation of these credits. The credits have supported a market for ethanol that might disappear without the credits. The credits are scheduled to expire December 31, 2010. These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of ethanol in a material way, and we cannot assure investors that any of these tax incentives will be continued. The elimination or reduction of federal tax incentives to the ethanol industry could have a material adverse impact on the industry as a whole. If BlueFire is successful in meeting its target production costs, our business could continue to compete in the market in the event the existing tax incentives are eliminated. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased production from corn could result.

LAX ENFORCEMENT OF ENVIRONMENTAL AND ENERGY POLICY REGULATIONS MAY ADVERSELY AFFECT DEMAND FOR ETHANOL

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, we will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

COSTS OF COMPLIANCE WITH BURDENSOME OR CHANGING ENVIRONMENTAL AND OPERATIONAL SAFETY REGULATIONS COULD CAUSE OUR FOCUS TO BE DIVERTED AWAY FROM OUR BUSINESS AND OUR RESULTS OF OPERATIONS TO SUFFER

Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. The production facilities that we will build will discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the states where our plants are to be located. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our ethanol plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plants arising from air or water discharges. Ethanol production has been known to produce an odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

OUR PROPOSED NEW ETHANOL PLANTS WILL ALSO BE SUBJECT TO FEDERAL AND STATE LAWS REGARDING OCCUPATIONAL SAFETY

Risks of substantial compliance costs and liabilities are inherent in ethanol production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the ethanol plants could reduce the amount of cash that would otherwise be available to further enhance our business.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK PRICE HAS FLUCTUATED CONSIDERABLY AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SUCH SHARES WERE PURCHASED

The market price of our common stock may fluctuate significantly (since July 11, 2006, the day we began trading publicly as BFRE and March 23, 2007, the high and low bid price for our common stock has been $1.30 and $7.90 per share, respectively) in response to factors, including not yet beginning construction of first plant and therefore operational results, due to needing time to organize engineering resources, feedstock sources, locating suitable plant locations, locating distributors and finding funding sources.

OUR COMMON STOCK MAY BE CONSIDERED "A PENNY STOCK" AND MAY BE DIFFICULT FOR YOU TO SELL

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since July 11, 2006, and may continue to be less than $5.00 per share, and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded OTC on the Pink Sheets, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our annual report on Form 10-KSB for our fiscal period ending December 31, 2007 we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-KSB for our fiscal period ending December 31, 2008 furnish a report by our management on our internal control over financial reporting. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS

The Company's Chairman and President controls approximately 63.7% of its current outstanding shares of common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of March 23, 2007 the Company had 21,470,514 shares of common stock outstanding and no shares of preferred stock outstanding. The Company is authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, the Company's board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet as of December 31, 2006                          F-2

Consolidated Statement of Operations from March 28, 2006 (Inception)
  to December 31, 2006                                                      F-3

Consolidated Statements of Stockholders' Deficit for the period from
  March 28, 2006 (Inception) to December 31, 2006                           F-4

Consolidated Statements of Cash Flows for the period from March 28,
  2006 (Inception) to December 31, 2006                                     F-5

Notes to Consolidated Financial Statements                                  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the period ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the small business issuer's board of directors (or persons performing the equivalent functions):

All significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2006. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

                                                               OFFICER AND
NAME                   AGE           POSITION                 DIRECTOR SINCE
-------------------- ------- ------------------------------ ------------------

Arnold Klann            55    President, CEO and Director       June 2006
Necitas Sumait          46    Secretary, SVP and Director       June 2006
John Cuzens             55    Treasurer, SVP and Director       June 2006
Chris Nichols           40    Director                          June 2006

The Company's directors serve in such capacity until the first annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person's activities are material to the operation of the Company.

ARNOLD R. KLANN - CHAIRMAN OF THE BOARD / PRESIDENT / CHIEF EXECUTIVE OFFICER Mr. Klann has been BlueFire's Chairman of the Board, and President/Chief Executive Officer since its inception in March 2006. Mr. Klann is President of ARK Energy, Inc. and Arkenol, Inc. from January 1989 to present. Mr. Klann has an AA from Lakeland College in Electrical Engineering.

JOHN E. CUZENS - CHIEF TECHNOLOGY OFFICER / SENIOR VICE PRESIDENT / TREASURER / DIRECTOR
Mr. Cuzens has been BlueFire's Director, CTO and Senior VP since its inception in March 2006. Prior to this, he was Director of Projects Wahlco Inc.from 2004 to June 2006. He was employed by Applied Utility Systems Inc from 2001 to 2004 and Hydrogen Burner Technology form 1997-2001. He was with ARK Energy and Arkenol from 1991 to 1997 and is the co-inventor on seven of Arkenol's eight U.S. foundation patents for the conversion of cellulosic materials into fermentable sugar products using a modified strong acid hydrolysis process. Mr. Cuzens has a B.S. Chemical Engineering degree from the University of California at Berkeley.

NECITAS SUMAIT - SENIOR VICE PRESIDENT / SECRETARY / DIRECTOR
Mrs. Sumait has been BlueFire's Director and Senior VP since its inception in March 2006. Prior to this, Mrs. Sumait was Vice President of ARK Energy/Arkenol from December 1992 to July 2006. Mrs. Sumait has a MBA in Technological Management from Illinois Institute of Technology and a B.S. in Biology from De Paul University.

CHRIS NICHOLS - DIRECTOR
Mr. Nichols is currently the Chairman and President/CEO of Advanced Growing Systems, Inc. Since 2003 Mr. Nichols was the Senior Vice President of Westcap Securities' Private Client Group where he was in charge of sales and marketing. Prior to this, Mr. Nichols was a Registered Representative at Fisher Investments from December 2002 to October 2003. He was a Registered Representative with Interfirst Capital Corporation from 1997 to 2002. Mr. Nichols is a graduate of California State University in Fullerton with a B.A. degree in Marketing.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

WILLIAM DAVIS - VP PROJECT MANAGEMENT.
Mr. Davis is currently Vice President of Project Management for BlueFire. Prior to this he was Director of Power Plant Project Development for Diamond Energy from 2001 to 2006. Prior to this he was VP of Business Development for Oxbow Power. He has over 30 years in the energy business and was an energy advisor to the Governor of California. He has been involved in domestic and international power project development. Mr. Davis is a registered Architect in three states and graduated from California State University at San Luis Obispo with a Bachelors of Architecture and a Masters of Science in Architecture.

KEY CONSULTANT

KENT A. LARSEN - VP PROJECT FINANCE.
Mr. Larsen is currently Vice President of Project Finance for BlueFire. From 2001 to 2006, Mr. Larsen was President of Power Partners International to develop power plant projects. From 1998 to 2001 he was Managing Director for Entergy Development Corporation and from 1994-1998 he was the Executive Managing Director of International Power Partners, Ltd. From 1991 to 1994 Mr. Larsen was Director of Project Finance for of ARK Energy. He holds an MBA-Finance from UCLA Graduate School of Business, and BS degrees in Civil Engineering and Mathematics from the University of Washington.

The Company has also entered into consulting agreements with accounting, legal, marketing and investor relations firms. These agreements are fee based and do not include issuance of any stocks. However, the Company may enter into future agreements that may include issuance of restricted stock.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

On March 16, 2007, Christopher Scott was appointed by the Board as the Company's Chief Financial Officer.

CHRISTOPHER SCOTT - CHIEF FINANCIAL OFFICER

Mr. Scott has been BlueFire's Chief Financial Officer since March 2007. Prior to this, from 2002 to March 2007, Mr. Scott was most recently the CFO/CCO and FinOp of Westcap Securities, Inc, an NASD Member Broker/Dealer and Investment Bank headquartered in Irvine, CA. Mr. Scott currently holds the Series 7, 63, 24, 4, 27, 55, and Series 53 NASD licenses. From 1997 to 2002, Mr. Scott was a General Securities and Registered Options Principal at First Allied Securities Inc. Mr. Scott earned his Bachelors Degree in Business Administration, with a concentration in Finance, from CSU, Fullerton.

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has adopted charters for an Audit Committee and Compensation Committee, but, for the time being, the Board of Directors shall assume the responsibilities of the Audit and Compensation Committees.

DIRECTOR COMPENSATION

On June 27, 2006 BlueFire Ethanol Fuels, Inc. issued 5,000 restricted shares to each of the Directors of BlueFire Ethanol Fuels, Inc. All directors receive reimbursement for out-of-pocket expenses in attending meetings of the Board of Directors. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for such services.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

No persons were required to make such filings during the 2006 fiscal year.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the small business issuer's directors, officers and key employees.

ITEM 10.  EXECUTIVE COMPENSATION

                                                               2006
                                                    SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
                               ---------------------------------------- ------------------------------------
                                         Annual Compensation                          Awards                 Payouts
------------------- ---------- ---------------------------------------- ------------------------------------ ---------- ------------
(A)                 (b)        (C)           (d)        (e)               (f)             (g)                  (h)        (i)
------------------- --------- ----------- ---------- ----------------- --------------- -------------------- ---------- ------------
                                                                          Restricted      Securities          LTIP       All other
 Name and Principle                                    Other annual         Stock         Underlying         Payouts    Compensation
      Position        Year     Salary ($)  Bonus ($)  compensation ($)   Award(s) ($)    Options/SARs (#)      ($)          ($)
------------------- --------- ----------- ---------- ----------------- --------------- --------------------  ---------- ------------
Arnold Klann            2006     113,000          -        16,750 (1)               -                    -          -             -
Director and
President
------------------- --------- ----------- ---------- ----------------- --------------- -------------------- ---------- ------------
Necitas Sumait          2006      78,000          -        16,750 (1)               -                    -          -             -
Director, Secretary
and VP
------------------- --------- ----------- ---------- ----------------- --------------- -------------------- ---------- ------------
John Cuzens             2006      75,000          -        16,750 (1)               -                    -          -             -
Director, Treasurer
and VP
------------------- --------- ----------- ---------- ----------------- --------------- -------------------- ---------- ------------
Chris Nichols           2006       2,500          -        16,750 (1)               -                    -          -   73,000 (2)
Director
------------------- --------- ----------- ---------- ----------------- --------------- -------------------- ---------- ------------

(1) Reflects value of 5,000 shares of restricted common stock received as compensation as Director.
(2) Reflects value of consideration received as compensation for consultant services.




2006 GRANTS OF PLAN-BASED AWARDS TABLE


                                          NUMBER OF     ESTIMATED FUTURE PAYOUTS UNDER     ESTIMATED FUTURE PAYOUTS UNDER
                                          NON-EQUITY    NON-EQUITY INCENTIVE PLAN AWARDS     EQUITY INCENTIVE PLAN AWARDS
                                        INCENTIVE PLAN  --------------------------------   ------------------------------
                GRANT       APPROVAL    UNITS GRANTED   THRESHOLD    TARGET     MAXIMUM     THRESHOLD   TARGET   MAXIMUM
NAME             DATE        DATE           (#)            ($)         ($)        ($)          (#)        (#)      (#)
----             ----        ----           ---            ---         ---        ---          ---        ---      ---

Arnold Klann    12/14/06   12/14/06

Necitas Sumait  12/14/06   12/14/06

John Cuzens     12/14/06   12/14/06

Chris Nichols


(continued below)
-----------------

                        ALL OTHER       ALL OTHER
                       STOCK AWARDS:  OPTION AWARDS:   EXERCISE OR    CLOSING
                        NUMBER OF       NUMBER OF       BASE PRICE    PRICE ON
                        SHARES OF      SECURITIES       OF OPTION      GRANT
                        STOCK OR       UNDERLYING        AWARDS         DATE
                        UNITS (#)      OPTIONS(#)       ($ / SH)      ($ / SH)
                        ---------      ----------       --------      --------

Arnold Klann                            1,000,000           $2.00      $3.05

Necitas Sumait                           450,000           $2.00      $3.05

John Cuzens                              450,000           $2.00      $3.05

Chris Nichols


---------------------
*




2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                         OPTION AWARDS                                             STOCK AWARDS
                    ----------------------------------------------------------- ----------------------------------------------------
                                                                                                                          EQUITY
                                                                                                                         INCENTIVE
                                                 EQUITY                                               EQUITY INCENTIVE  PLAN AWARDS:
                                                INCENTIVE                                               PLAN AWARDS:     MARKET OR
                                               PLAN AWARDS:                                  MARKET       NUMBER OF    PAYOUT VALUE
                     NUMBER OF    NUMBER OF     NUMBER OF                       NUMBER OF   VALUE OF      UNEARNED      OF UNEARNED
                    SECURITIES    SECURITIES   SECURITIES                       SHARES OR   SHARES OR   SHARES, UNITS  SHARES, UNITS
                    UNDERLYING    UNDERLYING   UNDERLYING                       UNITS OF     UNITS OF    OR OTHER        OR OTHER
                    UNEXERCISED  UNEXERCISED  UNEXERCISED   OPTION              STOCK THAT  STOCK THAT  RIGHTS THAT     RIGHTS THAT
                      OPTIONS      OPTIONS      UNEARNED   EXERCISE   OPTION     HAVE NOT    HAVE NOT    HAVE NOT        HAVE NOT
                        (#)          (#)        OPTIONS      PRICE  EXPIRATION    VESTED      VESTED     VESTED           VESTED
NAME              EXERCISABLE  UNEXERCISABLE      (#)         ($)      DATE        (#)         ($)         (#)             ($)
----              -----------  -------------      ---         ---      ----        ---         ---         ---             ---

Arnold Klann           83,333       916,667                 2.00     12/14/11

Necitas Sumait         37,500       412,500                 2.00     12/14/11

John Cuzens            37,500       412,500                 2.00     12/14/11

Chris Nichols






2006 OPTION EXERCISES AND STOCK VESTED TABLE


                                                 OPTION AWARDS                               STOCK AWARDS
                                  ---------------------------------------------   ----------------------------------------
                                    NUMBER OF SHARES        VALUE REALIZED        ACQUIRED ON VESTING    NUMBER OF SHARES
                                  ACQUIRED ON EXERCISE       ON EXERCISE             ON VESTING           VALUE REALIZED
NAME                                      (#)                   ($)                     (#)                    ($)
----                                      ---                   ---                     ---                    ---

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols






2006 PENSION BENEFITS TABLE

                                                                  PRESENT VALUE
                                             NUMBER OF YEARS     OF ACCUMULATED      PAYMENTS DURING LAST
                                             CREDITED SERVICE        BENEFIT              FISCAL YEAR
NAME                        PLAN NAME              (#)                 ($)                    ($)
----------               ----------------- ---------------------- ----------------- --------------------------

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols






2006 NONQUALIFIED DEFERRED COMPENSATION TABLE


                                                 REGISTRANT                                   AGGREGATE
                   EXECUTIVE CONTRIBUTION   CONTRIBUTIONS IN LAST    AGGREGATE EARNINGS      WITHDRAWALS /     AGGREGATE BALANCE AT
                    IN LAST FISCAL YEAR         FISCAL YEAR          IN LAST FISCAL YEAR     DISTRIBUTIONS      LAST FISCAL YEAR-END
NAME                        ($)                     ($)                     ($)                   ($)                  ($)
----                        ---                     ---                     ---                   ---                  ---
Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols






2006 DIRECTOR COMPENSATION TABLE
                                                                                           CHANGE
                                                                                         IN PENSION
                                                                                          VALUE AND
                                                                                        NONQUALIFIED
                                                                        NON-EQUITY        DEFERRED
                  FEES EARNED OR                                       INCENTIVE PLAN   COMPENSATION     ALL OTHER
                   PAID IN CASH     STOCK AWARDS       OPTION AWARDS    COMPENSATION      EARNINGS     COMPENSATION        TOTAL
 NAME                   ($)             ($)                 ($)            ($)              ($)             ($)             ($)
 ----                   ---             ---                 ---            ---              ---             ---             ---

Arnold Klann                           16,750                                                                             16,750

Necitas Sumait                         16,750                                                                             16,750

John Cuzens                            16,750                                                                             16,750

Chris Nichols           2,500          16,750                                                             73,000 (1)      92,250


(1) Reflects value of consideration received as compensation for consultant services.






2006 ALL OTHER COMPENSATION TABLE


                             PERQUISITES                                     COMPANY                     CHANGE
                              AND OTHER                                    CONTRIBUTIONS     SEVERANCE  IN CONTROL
                              PERSONAL          TAX         INSURANCE    TO RETIREMENT AND    PAYMENTS/  PAYMENTS/
                              BENEFITS     REIMBURSEMENTS   PREMIUMS       401(K) PLANS       ACCRUALS   ACCRUALS
NAME                  YEAR       ($)            ($)           ($)              ($)              ($)       ($)       TOTAL ($)
----                  ----       ---            ---           ---              ---              ---       ---       ---------

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols






2006 PERQUISITES TABLE


                                 PERSONAL USE OF
                                     COMPANY     FINANCIAL PLANNING                                          TOTAL PERQUISITES AND
NAME                     YEAR      CAR/PARKING      LEGAL FEES         CLUB DUES    EXECUTIVE RELOCATION   OTHER PERSONAL BENEFITS
----                     ----      -----------      ----------         ---------    --------------------   ------------------------

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols






2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE


                                     BEFORE CHANGE IN   AFTER CHANGE IN
                                         CONTROL            CONTROL
                                        TERMINATION       TERMINATION
                                      W/O CAUSE OR FOR   W/O CAUSE OR     VOLUNTARY                               CHANGE IN
NAME               BENEFIT             GOOD REASON      OR GOOD REASON    TERMINATION   DEATH    DISABILITY         CONTROL
----               -------             -----------      --------------    -----------   ----- ------------------    -------

Arnold Klann                                                                                  Full comp. first 2
                                                                                              months, 50% of
                                                                                              comp. next 4 months

Necitas Sumait                                                                                Full comp. first 2
                                                                                              months, 50% of
                                                                                              comp. next 4 months

John Cuzens                                                                                   Full comp. first 2
                                                                                              months, 50% of
                                                                                              comp. next 4 months

Chris Nichols                                                                                 Full comp. first 2
                                                                                              months, 50% of
                                                                                              comp. next 4 months


------------
*  List each applicable type of benefit in a separate row, e.g., severance pay, bonus payment, stock option vesting acceleration, health care benefits continuation, relocation benefits, outplacement services, financial planning services or tax gross-ups.


EMPLOYMENT CONTRACTS

On June 27, 2006, the Company entered into form employment agreements with its three executive officers. The employment agreements are for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000.

In addition, on June 27, 2006, the Company entered into a Directors agreement with four individuals to join the Company's board of directors. Under the terms of the agreement the non-employee Director (Chris Nichols) will receive annual compensation in the amount of $5,000 and all Directors receive a one time grant of 5,000 shares of the Company's common stock. The common shares vest over the period of one year. The value of the common stock granted was determined to be approximately $67,000 based on the estimated fair market value of the Company's common stock over a reasonable period of time.

SUBSEQUENT MATERIAL EMPLOYMENT CONTRACT

In connection with Christopher Scott's appointment as the Company's CFO on March 16, 2007, the Company and Mr. Scott entered into an at-will letter Employment Agreement containing the following material terms: (i) initial monthly salary of $7,500, to be raised to $10,000 on the earlier of April 30, 2007 or receipt by the Company of a qualified investment financing, and (ii) standard employee benefits

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the current common stock ownership of (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock based upon 21,470,514 shares outstanding as of March 23, 2007, (ii) each director of the Company individually and (iii) all officers and directors of the Company as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner who is an officer or director is in care of the Company at 31 Musick, Irvine, California 92618.


TITLE OF                                                          NUMBER OF   PERCENT OF
CLASS      NAME OF BENEFICIAL OWNER                                SHARES        CLASS
------------------------------------------------------------------------------------------
 Common     Arnold Klann, President, CEO and Director           13,805,833 (1)      63.7%

 Common     Necitas Sumait, Secretary, VP and Director           1,298,750 (2)       6.0%

 Common     John Cuzens, Treasurer, VP and Director              1,298,750 (3)       6.0%

 Common     Christopher Scott, CFO                                  43,980 (4)          *

 Common     Chris Nichols, Director                                 70,000              *

            All officers and directors as a group (5 persons)   16,517,313          75.6%

(1) Includes 208,333 shares issuable to Mr. Klann pursuant to options to purchase shares of our common stock within 60 days of March 30, 2007.
(2) Includes 93,750 shares issuable to Mrs. Sumait pursuant to options to purchase shares of our common stock within 60 days of March 30, 2007.
(3) Includes 93,750 shares issuable to Mr. Cuzens pursuant to options to purchase shares of our common stock within 60 days of March 30, 2007.
(4) 20,000 of these shares are held by E-Info Solutions LLC, an entity owned 50% by Mr. Scott and 50% by his spouse.

*Less than 1%.

SHARE ISSUANCES/CONSULTING AGREEMENTS

On December 18, 2006 the Company engaged two consultants on a non-exclusive basis to prepare, review and comment on various presentations, press releases, or other public relations documentation as requested by the Company. Consultants shall also provide the Company with capital market support through its network of portfolio managers, hedge funds, brokers, market-makers, institutions and other market support professionals and organizations. Consultants may also advise the Company from time to time, as requested by the Company, on potential development and business relationships that may benefit the Company's financial market positioning.. Consultants were compensated in the form of 20,000 shares each of restricted stock.

On November 21, 2006, the Company entered into an agreement with a certain consultant. Under the terms of the agreement the Company is to receive market capitalization and support services in exchange for the a monthly fee of $7,500, restricted stock totaling 150,000 shares, 200,000 warrants to buy stock at $5 for 5 years, and certain travel expenses.

On January 1, 2007, the Company entered into an employment agreement with a former consultant to be Vice President of Project Management. Pursuant to the terms of this agreement, the consultant was issued 10,000 shares of the Company's restricted common stock.

On Feb 13, 2007, the Company entered into a consulting agreement with a corporate technology consultant. The consultant shall review, comment, and implement as requested by the Company on any Information Technology rollout. Under the terms of the agreement consultant will receive 12,500 restricted shares of the Company's common stock at the signing of the agreement, 12,500 shares on June 1, 2007, 12,500 shares on September 1, 2007, and 12,500 shares on December 1, 2007.

STOCK OPTION ISSUANCES UNDER 2006 PLAN

On December 14, 2006 the Company's Board of Directors granted the following stock options to employees and outside consultants as compensation:

                                                                    NUMBER OF   EXERCISE
DATE ISSUED:                          OPTIONEE NAME                  OPTIONS      PRICE      EXPIRATON DATE
--------------------------------------------------------------------------------------------------------------
December 14, 2006            Arnold Klann, Officer and Director     1,000,000     $2.00     December 14, 2011
December 14, 2006            Necitas Sumait, Officer and Director     450,000     $2.00     December 14, 2011
December 14, 2006            John Cuzens, Officer and Director        450,000     $2.00     December 14, 2011
December 14, 2006            Scott Olson, outside consultant           40,000     $2.00     December 14, 2011
December 14, 2006            Kent Larsen, outside consultant           20,000     $2.00     December 14, 2011
                                                                   ----------
December 14, 2006            Bill Davis, employee                      20,000     $2.00     December 14, 2011
                                                                   ----------
December 14, 2006            Barbie Rios, outside consultant            5,000     $2.00     December 14, 2011
                                                                   ----------
December 14, 2006            Elsa Ebro, outside consultant              5,000     $2.00     December 14, 2011
                                                                   ----------
Totals                                                              1,990,000
                                                                   ==========

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 1, 2006, BueFire entered into a Technology License agreement with Arkenol, a company in which the Company's Chairman, CEO and majority shareholder Arnold Klann holds a 25% interest. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, BlueFire was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol Technology (discussed above in Business of Issuer). As consideration for the grant of the license, BlueFire shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by BlueFire or its sublicensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, BlueFire made a one time exclusivity fee prepayment of $30,000 during the period ended August 31, 2006.

On March 1, 2006, BlueFire entered into an Asset Transfer and Acquisition Agreement with ARK Energy, a company which is fifty percent (50%) owned by the Company's Chairman, CEO and majority shareholder, Arnold Klann. There are no other common stockholders, officers or directors. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol Technology. In consideration, BlueFire has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include, but are not limited to, transferee's project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing which ever is earlier. Management did not incur the costs of a third party valuation but based its valuation of the assets acquired by (1) an arms length review of the value assigned by ARK Energy to the opportunities is based on the actual costs it incurred in developing the project opportunities and (ii) anticipated financial benefits to the Company.

In December 2006, the Company entered into a Promissory Note with its Chairman, CEO and majority shareholder Arnold Klann, whereby Mr. Klann loaned the Company $90,000 with a flat fee of 10% of the principal, or lower if required by law, to be repaid upon the Company achieving certain investor financing milestones. In addition, on January 5, 2007 the Company entered into a $25,000 promissory note with the Company's Chairman, CEO and majority shareholder. Under the terms of the note, the Company is to repay any principal balance within 30 days of receiving qualified investment financing and a maximum fee of $2,500. The principal balance and all accrued interest were paid in full during the month of January of 2007.

On December 18, 2006 the Company engaged Director Christopher Nichols as a consultant on a non-exclusive basis to prepare, review and comment on various presentations, press releases, or other public relations documentation as requested by the Company. Consultant shall also provide the Company with capital market support through its network of portfolio managers, hedge funds, brokers, market-makers, institutions and other market support professionals and organizations. Consultant may also advise the Company from time to time, as requested by the Company, on potential development and business relationships that may benefit the Company's financial market positioning. Consultant was compensated in the form of 20,000 shares of restricted common stock.

SUBSEQUENT RELATED PARTY TRANSACTION

On February 13, 2007, the Company entered into a consulting agreement with a corporate technology consultant. The consultant shall review, comment, and implement as requested by the Company on any Information Technology rollout. Under the terms of the agreement consulting entity will receive 12,500 restricted shares of the Company's common stock at the signing of the agreement and 37,500 shares after effectiveness of the agreement in equal parts on June 1, 2007, September 1, 2007, and December 1, 2007.

On March 16, 2007, the Company obtained a 10% annual interest line of credit in the amount of $1,500,000 from it's Chairman/Chief Executive Officer and majority shareholder Arnold Klann to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principle balance and interest within 30 days of receiving qualified investment financing of $5,000,000 or more.

ITEM 13.  EXHIBITS

(a)   The following documents are filed as a part of this Report.

EXHIBIT
   NO.                             DESCRIPTION
2.1 Stock Purchase Agreement and Plan of Reorganization dated May 31, 2006, filed December 13, 2006.(1)
3.1 Amended and Restated Articles of Incorporation dated July 2, 2006, filed December 13, 2006.(1)
3.2       Amended and Restated Bylaws dated May 27, 2006, filed December 13,
          2006.(1)
4.1       Form of Promissory Note, filed February 28, 2007.(2)
4.2       Form of Subscription Agreement, filed February 28, 2007.(2)
4.3       Revolving Line of Credit dated March 16, 2007.(3)
10.1      Form Directors Agreement, filed December 13, 2006.(1)
10.2      Form Executive Employment Agreement, filed December 13, 2006.(1)
10.3 Arkenol Technology License Agreement, dated March 1, 2006, filed December 13, 2006.(1)
10.4 ARK Energy Asset Transfer and Acquisition Agreement, dated March 1, 2006, filed December 13, 2006.(1)
10.5      Form of the Consulting Agreement, filed February 28, 2007.(2)
10.6 Company's 2006 Incentive and Nonstatutory Stock Option Plan and Form of Stock Option Agreement, filed February 28, 2007.(2)
10.7      Chief Financial Officer Employment Agreement, effective March 16,
          2007. (3)
21.1      Subsidiaries, filed herewith.
31.1      Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann.
31.2      Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott.
32.1      Certification Pursuant to 18 U.S.C. section 1350 of Arnold Klann.
32.2      Certification Pursuant to 18 U.S.C. section 1350 of Christopher Scott.
99.1      Audit Committee Charter, filed February 28, 2007.(2)
99.2      Compensation Committee Charter, filed February 28, 2007.(2)

(1) Incorporated by reference to the Company's Form 10-SB, as filed with the SEC on December 13, 2006.
(2) Incorporated by reference to the Company's Form 10-SB/A, as filed with the SEC on February 28, 2007.
(3) Incorporated by reference to the Company's Form 10-SB/A, as filed with the SEC on March 26, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

a. Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended August 31, 2006 and the period ended December 31, 2006 were approximately $15,000 and $13,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above in the period ended December 31, 2006.

c. Tax Fees. Fees billed for tax services were approximately $0 in the period ended December 31, 2006

d. All Other Fees: Aggregate fees billed for services other than those described above were approximately $5,000 in the period ended December 31, 2006.
These fees were primarily for review of our Form 10-SB.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: March 31, 2007                   BLUEFIRE ETHANOL FUELS, INC.

                                        /s/ ARNOLD KLANN
                                        ----------------
                                        ARNOLD KLANN
                                        Chief Executive Officer


                                        /s/ CHRISTOPHER SCOTT
                                        ---------------------
                                        CHRISTOPHER SCOTT
                                        Chief Financial Officer and
                                        Principal Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date

/s/ ARNOLD KLANN          President, Chief Executive Officer,     March 31, 2007
---------------------     and Director
ARNOLD KLANN


/s/ NECITAS SUMAIT        Senior VP and Director                  March 31, 2007
---------------------
NECITAS SUMAIT


/s/ JOHN CUZENS           Senior VP and Director                  March 31, 2007
---------------------
JOHN CUZENS


/s/ CHRIS NICHOLS         Director                                March 31, 2007
---------------------
CHRIS NICHOLS

                                    PART F/S


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet as of December 31, 2006                          F-2

Consolidated Statement of Operations from March 28, 2006 (Inception)
  to December 31, 2006                                                      F-3

Consolidated Statements of Stockholders' Deficit for the period from
  March 28, 2006 (Inception) to December 31, 2006                           F-4

Consolidated Statements of Cash Flows for the period from March 28,
  2006 (Inception) to December 31, 2006                                     F-5

Notes to Consolidated Financial Statements                                  F-6

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors
BlueFire Ethanol Fuels, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of BlueFire Ethanol Fuels, Inc. (formerly Sucre Agricultural Corp.) and subsidiary, a development-stage company, (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from March 28, 2006 (Inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Ethanol Fuels, Inc. and subsidiary, as of December 31, 2006, and the results of their operations and their cash flows for the period from March 28, 2006 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


Irvine, California
March 21, 2007

                                                /s/ McKennon Wilson & Morgan LLP
                                                --------------------------------

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET


                                                              December 31, 2006
                                                              -----------------
ASSETS

Current assets-
  Cash and cash equivalents                                   $          2,760

Prepaid fees to related party (Note 5)                                  30,000
                                                              ----------------
         Total assets                                         $         32,760
                                                              ================


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                            $         66,949
  Accrued liabilities                                                   17,692
  Related party note and accrued interest                              100,100
                                                              ----------------
         Total liabilities                                             184,741
                                                              ----------------

Commitments and contingencies (Note 3)

Stockholders' deficit:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued and outstanding                          --
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 21,125,764 shares
    issued and outstanding                                              21,126
  Additional paid-in capital                                         1,382,390
  Deficit accumulated during the development stage                  (1,555,497)
                                                              ----------------
         Total stockholders' deficit                                  (151,981)
                                                              ----------------

         Total liabilities and stockholders' deficit          $         32,760
                                                              ================


           See accompanying notes to consolidated financial statements

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM MARCH 28, 2006 (INCEPTION) TO DECEMBER 31, 2006


Revenues                                                           $         --

Operating expenses:
  Project development                                                   466,002
  General and administrative                                          1,083,195
                                                                   ------------
     Total operating expenses                                         1,549,197

     Operating loss                                                  (1,549,197)

Other income and (expense):
  Other income                                                            2,800
  Related party interest expense                                         (9,100)
                                                                   ------------

     Net loss                                                      $ (1,555,497)
                                                                   ============

Basic and diluted loss per common share                            $      (0.08)
                                                                   ============
Weighted average common shares outstanding, basic and diluted        19,711,225
                                                                   ============


           See accompanying notes to consolidated financial statements

                                                    BLUEFIRE ETHANOL FUELS, INC.
                                         (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                                                    (A DEVELOPMENT-STAGE COMPANY)
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     PERIOD FROM MARCH 28, 2006 (INCEPTION) TO DECEMBER 31, 2006


                                                                                                    Deficit
                                                                                                   Accumulated
                                                                              Additional           During the
                                               Common Stock                    Paid-in             Development
Stockholders'
                                         Shares             Amount             Capital                Stage               Deficit
                                      -----------         -----------         -----------          -----------          -----------
Balances at March 28, 2006
 (Inception)                                   --         $        --         $        --          $        --          $        --
Issuance of founder's share at
 $0.001 per share (Note 4)             17,000,000              17,000                  --                   --               17,000
Common shares retained
 by Sucre Agricultural
 Corp. Shareholders (Note 4)            4,028,264               4,028             685,972                   --              690,000
Costs associated with the
 acquisition of Sucre
 Agricultural Corp.                            --                  --              (3,550)                  --               (3,550)
Common shares issued
 for services in November 2006
 at $2.99 per share (Note 3)               37,500                  38             111,962                   --              112,000
Common shares issued
 for services in November 2006
 at $3.35 per share (Note 3)               20,000                  20              66,981                   --               67,001
Common shares issued
 for services in December 2006
 at $3.65 per share (Note 3)               20,000                  20              72,980                   --               73,000
Common shares issued
 for services in December 2006
 at $3.65 per share (Note 3)               20,000                  20              72,980                   --               73,000
Estimated value of common
 shares at $3.99 per share and
 warrants at $2.90 issuable for
 services upon vesting in
 February 2007                                 --                  --             160,000                   --              160,000
Stock based compensation
 related to options  (Note 4)                  --                  --             114,811                   --              114,811
Stock based compensation
 related to warrants (Note 4)                  --                  --             100,254                   --              100,254
Net loss                                       --                  --                  --           (1,555,497)          (1,555,497)
                                      -----------         -----------         -----------          -----------          -----------
Balances at December 31, 2006          21,125,764         $    21,126         $ 1,382,390          $(1,555,497)         $  (151,981)
                                      ===========         ===========         ===========          ===========          ===========


                                     See accompanying notes to consolidated financial statements





                                BLUEFIRE ETHANOL FUELS, INC.
                    (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                               (A DEVELOPMENT-STAGE COMPANY)
                            CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM MARCH 28, 2006 (INCEPTION) TO DECEMBER 31, 2006


Cash flows from operating activities:
         Net loss                                                              $(1,555,497)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
         Costs associated with acquisition of Sucre Agricultural Corp.              (3,550)
         Founders' shares expense                                                   17,000
         Stock based compensation                                                  700,066
         Changes in operating assets and liabilities:
           Prepaid fees to related party                                           (30,000)
           Accounts payable                                                         66,949
           Accrued liabilities                                                      17,692
           Accrued interest to related party                                         9,100
                                                                               -----------
                  Net cash used in operating activities                           (778,240)
                                                                               -----------

Cash flows from financing activities:
         Proceeds from related party notes                                          91,000
         Cash received in acquisition of Sucre Agricultural Corp.                  690,000
                                                                               -----------
                  Net cash provided by financing activities                        781,000
                                                                               -----------

Net increase in cash and cash equivalents                                            2,760

Cash and cash equivalents beginning of period                                           --
                                                                               -----------

Cash and cash equivalents end of period                                        $     2,760
                                                                               ===========

Supplemental disclosures of cash flow information
         Cash paid during the period for:
         Interest                                                              $        --
                                                                               ===========
         Income taxes                                                          $        --
                                                                               ===========


                See accompanying notes to consolidated financial statements

                                            F-5

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. ("BlueFire") was incorporated in the state of Nevada on March 28, 2006 ("Inception"). BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol ("Arkenol Technology") under a technology license agreement with Arkenol, Inc. ("Arkenol"). BlueFire's use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted "MSW"), rice and wheat straws, wood waste and other agricultural residues. The Company's goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide . These "biorefineries" will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

BlueFire's business will encompass development activities leading to the construction and long-term operation of production facilities. BlueFire is currently in the development stage of deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels. The Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. ("ARK Energy"). Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on 19 project opportunities, that management estimates is worth approximately $16,000,000, which may be used by BlueFire to accelerate its deployment of the Arkenol technology.

On June 27, 2006, BlueFire completed a reverse acquisition of Sucre Agricultural Corp. ("Sucre"), a Delaware corporation. At the time of acquisition, Sucre had no operations, revenues or liabilities. The only asset possessed by Sucre was $690,000 in cash which was included in the acquisition. Sucre was considered a blank-check company prior to the acquisition. In connection with the acquisition Sucre issued BlueFire 17,000,000 shares of common stock, approximately 85% of the outstanding common stock of Sucre, for all the issued and outstanding BlueFire common stock. The Sucre stockholders retained 4,028,264 shares of Sucre common stock. BlueFire and Sucre will be collectively referred herein to as the "Company". Immediately prior to the acquisition, Sucre changed its name to BlueFire Ethanol Fuels, Inc.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENTS' PLANS

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, and the private placement of the Company's common stock in January 2007. In order for the Company's operations to continue, management will need to generate revenues from their intended operations sufficient to meet the Company's anticipated cost structure. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2006, the Company has a working capital deficit of approximately $151,981. Subsequent to year end, the Company raised approximately $557,000 through the sale of common stock. The funds are currently being used to fund the operations of the Company and are expected to last through March 2007. Management has estimated that operating expenses for the period from April 2007 to December 2007 will approximate roughly $1,200,000, excluding engineering costs related to the development of our bio-refinery projects. In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's ("DOE") cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. In March 2007, the Company was selected to receive $1,000,000 in funding from the California Energy Commission ("CEC"). Under the DOE and CEC programs, the Company may be reimbursed for project specific costs including salaries, engineering, development, etc.

In addition in March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. The Company is in the process of reviewing term sheets for proposed equity financings of up to $5,000,000 to replace the line of credit provided by the CEO. Management believes its plans will enable the Company to operate in the normal course of business until December 31, 2007.

BASIS OF PRESENTATION AND CHANGE IN REPORTING ENTITY

The acquisition of Sucre Agricultural Corp. by BlueFire Ethanol, Inc., as discussed in Note 1, was accounted for as a reverse acquisition, whereby the assets and liabilities of BlueFire are reported at their historical cost since the entities are under common control immediately before and after the acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." The assets and liabilities of Sucre were recorded at estimated fair value on June 27, 2006, the date of the acquisition. No goodwill was recorded in connection with the reverse acquisition since Sucre had no business. The reverse acquisition resulted in a change in the reporting entity of Sucre, for accounting and reporting purposes. Accordingly, the financial statements herein reflect the operations of BlueFire from Inception and Sucre from June 27, 2006, the date of acquisition, through December 31, 2006. The 4,028,264 shares retained by the stockholders of Sucre have been recorded on the date of acquisition of June 27, 2006.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BlueFire Ethanol Fuels, Inc., and its wholly-owned subsidiary BlueFire Ethanol, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

CASH AND CASH EQUIVALENTS

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company is currently a developmental-stage company. The Company will recognize revenues from 1) consulting services rendered to potential sub licensees for development and construction of cellulose to ethanol projects, 2) sales of ethanol from its production facilities when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

PROJECT DEVELOPMENT

Project development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company's cellulose fractions of municipal solid waste into ethanol fuels.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at December 31, 2006. The financial instruments consist of cash and accounts payable. The related party note cannot be evaluated because this is not an arms-length transaction.

LOSS PER COMMON SHARE

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, the Company had options and warrants to purchase and aggregate of 2,190,000 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

RISKS AND UNCERTAINTIES

The Company's operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company's industry segment.

The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company's financial position, results of operations, or cash flows. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations

CONCENTRATIONS OF CREDIT RISK

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

SHARE-BASED PAYMENTS

The Company accounts for stock options issued to employees under SFAS No. 123(R), "Share-Based Payment". Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market or performance conditions.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008 and is currently in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On May 1, 2006, the Company began discussions with a certain consultant to negotiate project and obtain financing for the Company. As of December 31, 2006, the Company had not finalized the consulting agreement and the consultant did not have any capital funding arrangements in which a commission was due. However, the Company has made monthly payments in the amount of $7,500 to the consultant since July 2006.

On June 27, 2006, the Company entered into employment agreements with three (3) key employees. The employment agreements are for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000.

On June 27, 2006, the Company entered into an agreement with four (4) individuals to join the Company's board of directors. Under the terms of the agreement, the individuals will receive annual compensation in the amount of $5,000, and they received a one time grant of 5,000 shares of the Company's common stock. The value of the common stock granted was determined to be approximately $67,000 based on the estimated fair market value of the Company's common stock near the date of grant. As of December 31 2006, the Company recorded the value of the common stock issued as general and administrative expenses in the accompanying statement of operations as the common stock was issued to the individuals without risk of forfeiture and future performance.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On November 21, 2006, the Company entered into an agreement with a consultant. Under the terms of the agreement, the Company is to receive investor relations and support services in exchange for the a monthly fee of $7,500, 150,000 shares of common stock, warrants to purchase 200,000 shares of common stock at $5.00 per share, expiring in five years, and the reimbursement of certain travel expenses. The common stock and warrants vest in equal amounts on November 21, 2006, February 1, 2007, April 1, 2007 and June 1, 2007. The Company accounts for the agreement under the provisions of Emerging Issues Task Force 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Whereby the Company values the common shares and warrants at each reporting period to determine the amount to be recorded as an expense in the respective period. As the common shares and warrants vest, they are valued on reporting date and an adjustment will be recorded for the difference between the value already recorded and the then current value.

On November 21, 2006 (date of grant), the consultant immediately vested in 37,500 shares of common stock and warrants to purchase 50,000 shares of common stock. The common shares were valued at $112,000 based upon the closing market price of the Company's common stock on the date of grant. The warrants were valued on the grant date at $100,254 based on the Black-Scholes option pricing model using the following assumptions: volatility of 88%, expected life of five years, risk free interest rate of 4.75% and no dividends. The value of the common stock and warrants was recorded in general and administrative expense in the accompanying statement of operations.

On December 31, 2006, the fair value of the unvested common stock issuable under the contract based on the closing market price of the Company's common stock was $3.99 per share. The Company recorded $80,000 of estimated compensation expense related to the value of common shares that had yet to vest. As of December 31, 2006, the Company estimated the fair value of the unvested warrants issuable under the contract was $2.90 per share. The warrants were valued on December 31, 2006 based on the Black-Scholes option pricing model using the following assumptions: volatility of 98%, expected life of five years, risk free interest rate of 4.82% and no dividends. The Company recorded $80,000 of estimated compensation expense related to the value of warrants that had yet to vest.

On December 18, 2006, the Company entered into a consulting agreement with two individuals. Each consultant shall support the strategic, financial and market objectives of the Company. Under the terms of the agreement each consultants received 20,000 restricted shares of the Company's common stock. The value of for each individuals common stock was determined to be approximately $73,000 based on the closing market price of the Company's common stock on the date of the agreement and was expensed to general and administrative expenses on the accompanying statement of operations. The shares vested immediately, do not require future performance and are not at risk for forfeiture.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -STOCKHOLDERS' DEFICIT

FOUNDER SHARES

In March 2006, upon incorporation BlueFire issued 10,000 shares of $1.00 par value common stock to various individuals. The shares were recorded at their par value of $10,000 and expensed. In connection with the reverse acquisition, as discussed in Note 2, these individuals received an aggregate of 17,000,000 shares of Sucre's common stock with a par value of $0.001 per share. At the time of the transaction, BlueFire did not have sufficient paid-in capital to reclass the additional par value of the common shares to common stock, thus the Company expensed an additional $7,000. The amounts were recorded as general and administrative expense on the accompanying statement of operations.

ACQUISITION COSTS

In connection with the acquisition of Sucre, the Company incurred legal costs of $3,550. The costs have been treated as a reduction of additional paid-in capital.

FINANCINGS PRIOR TO REVERSE ACQUISITION

Prior to the reverse acquisition, Sucre entered into an agreement with an investor for the sale of 3,000,000 shares of the Sucre's common stock for gross proceeds of $1,000,000. The previous management of Sucre erroneously issued 4,000,000 shares of Sucre's common stock to the investor. To date, the excess shares of 1,000,000 have not been returned to the transfer agent. The Company has demanded the return of the 1,000,000 and is actively pursuing every possible channel to get the shares returned. Since the Company cannot predict the ultimate outcome, the 1,000,000 shares have been accounted for as outstanding and included in the common shares retained by Sucre shareholders. At the time of the reverse acquisition, Sucre had $690,000 in cash as reflected in the accompanying statements of stockholders deficit.

STOCK OPTION PLAN

On December 14, 2006, the Company established an incentive and nonstatutory stock option plan. The plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants. Stock options granted under the Plan may be either "Incentive Stock Options," or "Nonstatutory Options" at the discretion of the Board of Directors. The total number of shares of Stock which may be purchased through exercise of Options granted under this Plan shall not exceed ten million (10,000,000) shares, they become exercisable over a period of no longer than five (5) years and no less than 20% of the shares covered thereby shall become exercisable annually. As of December 31, 2006, 1,990,000 options have been issued under the plan and thus 8,010,000 are still issuable.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five years, risk free interest rate of 4.73%, market price per share of $3.05, and no dividends. The Company is currently expensing the value of the common stock over the vesting period of two years for the employees. For non-employees the Company is revaluing the fair market value of the options at each reporting period. As of December 31, 2006, the value per the Black-Scholes option pricing model was immaterially different to the initial value calculated.

As of December 31, 2006, the Company amortized approximately $112,000 to general and administrative expense and $2,500 to project development expense. Related to these options, the Company will record future compensation expense of approximately $2,500,000 and $2,300,000 during the year ending December 31, 2007 and December 31, 2008, respectively. As of December 31, 2006, none of the options were vested and had an estimated remaining life of five years. In addition, the average fair market value of the Company's common stock on the date of grant was $3.05.

NOTE 5 -RELATED PARTY TRANSACTIONS

TECHNOLOGY AGREEMENT WITH ARKENOL, INC.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. ("Arkenol"), which the Company's majority shareholder and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of December 31, 2006, the amount has been reflected as a long-term prepaid asset as the Company does not expect to incur any liabilities under this agreement prior to one year from the balance sheet date. As of December 31, 2006, the Company had not incurred any liabilities related to the agreement.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ASSET TRANSFER AGREEMENT WITH ARK ENERGY, INC.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. ("ARK Energy"), which is owned (50%) by the Company's CEO and majority shareholder. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee's project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing which ever is earlier. The payment is based on ARK Energy's cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2006, the Company had not incurred any liabilities related to the agreement.

RELATED PARTY PROMISSORY NOTE

In addition, on December 12, 2006 the Company entered into a $90,000 promissory note with the Company's Chairman, CEO and majority shareholder. Under the terms of the note, the Company is to repay any principal balance within 30 days of receiving a qualified investment financing and a mandatory 10% interest fee of $9,000. As of December 31, 2006, the outstanding principal balance was $90,000 which is included in related party notes and accrued interest of $9,000. The principal balance and all accrued interest was paid in full in January 2007.

NOTE 6 - INCOME TAXES

Income tax reporting primarily relates to the business of the parent company Sucre which experienced a change in ownership on June 27, 2006. A change in ownership requires management to compute the annual limitation under Section 382 of the Internal Revenue Code. The amount of benefits the Company may receive from the operating loss carry forwards for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

The Company's deferred tax assets consist of net operating loss carry forwards of approximately $346,000 and stock based compensation related to the issuance of common stock, options and warrants of approximately $177,000. Both items are considered long-term. For federal tax purposes these carry forwards expire in 20 years beginning in 2026 and for the State of California purposes they expire in five years beginning in 2011. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used. During the period from Inception to December 31, 2006, the Company's valuation allowance increased by approximately $523,000.

In addition, the Company expects that Sucre is not current in their federal and state income tax filings. The Company has not determined how delinquent the filings are. However, the effect of non filing is not expected to be significant as Sucre has not had active operations for a significant period of time.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK RELATED TO EMPLOYMENT AGREEMENTS

In January 2007, the Company entered into an employment agreement with a key employee. The employment agreement can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate amount due over the next twelve months is approximately $160,000 which includes compensation consisting of 10,000 shares of the Company's common stock valued at approximately $40,000 based on the closing market of the Company's common stock on the date of the agreement.

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007, the employee's start date. Under the terms of the consulting agreement, the employee will receive a total of 50,000 shares of common stock vesting at the following periods; 12,500 shares February 12, 2007, 12,500 shares on June 1, September 1, and December 1, 2007. The value of the common stock due at contract signing was determined to be approximately $275,000 based on the closing market price of the Company's common stock on the date of the agreement and is being amortized over the vesting period.

PRIVATE OFFERING

On January 5, 2007, the Company completed a private offering of its stock, and entered into subscription agreements with four accredited investors. In this offering, the Company sold an aggregate of 278,500 shares of the Company's common stock at a price of $2.00 per share for total proceeds of $557,000. The shares of common stock were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. Costs associated with three of these offerings are included in the November 21, 2006 agreement mentioned in Note 3. In addition, the Company paid $12,500 in cash and issued 6,250 shares of their common stock as a placement fee for one of the subscription agreements.

RELATED PARTY PROMISSORY NOTE AND LINE OF CREDIT

On January 5, 2007 the Company entered into a $25,000 promissory note with the Company's Chairman, CEO and majority shareholder. Under the terms of the note, the Company is to repay any principal balance within 30 days of receiving a qualified investment financing and a maximum fee of $2,500. The principal balance and all accrued interest were paid in full during the month of January of 2007.

In addition in March 2007, the Company obtained a $1,500,000 line of credit from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. The line of credit incurs interest at 10% per annum. The Company is to repay any principal balance and interest within 30 days of receiving qualified investment financing of $5,000,000 or more.

                          BLUEFIRE ETHANOL FUELS, INC.
               (FORMERLY SUCRE AGRICULTURAL CORP.) AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OPTION TO PURCHASE LAND

On February 9, 2007, the Company paid a one time fee of $4,000 and signed a six-month option agreement to purchase 95 acres of vacant land in Lancaster, California for $95,000.

PROFESSIONAL SERVICES AGREEMENT

On February 15, 2007, the Company entered into a "professional services agreement" with a client. The Company was retained to develop, build and operate one or more facilities in the country of Sri Lanka to produce ethanol using the "Arkenol Technology" (see Note 5). The agreement shall begin upon the earlier of the client requesting to commence activities, or two hundred seventy days (270) from the date of the agreement. The agreement will terminate on the earlier of
(i) non payment of the $100,000 initial retainer, (ii), five years from the date of the agreement, or (iii) the completion of the project.

DEPARTMENT OF ENERGY

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's ("DOE") cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California.

CALIFORNIA ENERGY COMMISSION

In March 2007, the Company was selected to receive $1,000,000 in funding from the California Energy Commission ("CEC"). Under the DOE and CEC programs, the Company will be reimbursed for project specific costs including salaries, engineering, development, etc.