Form 10QSB
period 2007-03-31
BLUEFIRE ETHANOL FUELS INC
filed 2007-05-14
CIK 1370489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission file number 000-52361

                          BLUEFIRE ETHANOL FUELS, INC.
                 (Name of small business issuer in its charter)

               NEVADA                                   20-4590982
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


     31 MUSICK, IRVINE, CALIFORNIA                         92618
 (Address of principal executive offices)                (Zip Code)

                   (Issuer's telephone number): (949) 588-3767

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

On May 2, 2007, 21,508,014 shares of the Company's common stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                       TABLE OF CONTENTS

                                                                                         PAGE

PART I     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                        F-1

ITEM 1     CONSOLIDATED BALANCE SHEETS                                                    F-2
           CONSOLIDATED STATEMENTS OF OPERATIONS                                          F-3
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT                                F-4
           CONSOLIDATED STATEMENTS OF CASH FLOWS                                          F-5
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     F-6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                        2
ITEM 3     CONTROLS AND PROCEDURES                                                          5

PART II    OTHER INFORMATION                                                                6

ITEM 1     LEGAL PROCEEDINGS                                                                6
ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                      6
ITEM 3     DEFAULTS UPON SENIOR SECURITIES                                                  6
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              6
ITEM 5     OTHER INFORMATION                                                                6
ITEM 6     EXHIBITS                                                                         6

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of March 31, 2007                              F-2

Consolidated Statements of Operations for the three months
   ended March 31, 2007 and for the period from March 28, 2006
   (inception) to March 31, 2006 and for the period from
   March 28, 2006 (inception) to March 31, 2007                              F-3

Consolidated Statements of Stockholders' Deficit for the
   period from March 28, 2006 (inception) to March 31, 2007                  F-4

Consolidated Statements of Cash Flows for the three months
   ended March 31, 2007 and for the period from March 28, 2006
   (inception) to March 31, 2006 and for the period from
   March 28, 2006 (inception) to March 31, 2007                              F-6

Notes to Consolidated Financial Statements                                   F-7


                 BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                         AND SUBSIDIARY
                                  (A DEVELOPMENT-STAGE COMPANY)
                                    BALANCE SHEET (UNAUDITED)


                                                                                   March 31,
                                                                                     2007
                                                                               -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                                     $         3,102
  Prepaid expenses and other current assets                                              50,521
                                                                               -----------------
         Total current assets                                                            53,623
                                                                               -----------------

Prepaid fees to related party (Note 5)                                                   30,000
Property and equipment                                                                    2,186
                                                                               -----------------

         Total assets                                                           $        85,809
                                                                               =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                              $        61,124
  Accrued liabilities                                                                    27,914
  Related party note and accrued interest                                               105,600
                                                                               -----------------
  Total liabilities                                                                     194,638
                                                                               -----------------

Commitments and contingencies (Note 3)

Stockholders' deficit:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued and outstanding                                            -
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 21,508,014 shares
    issued and outstanding                                                               21,508
  Additional paid-in capital                                                          3,782,063
  Deficit accumulated during the development stage                                   (3,912,400)
                                                                               -----------------
         Total stockholders' deficit                                                   (108,829)
                                                                               -----------------

         Total liabilities and stockholders' deficit                            $        85,809
                                                                               =================


                   See accompanying notes to consolidated financial statements



                        BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                                 AND SUBSIDIARY
                                         (A DEVELOPMENT-STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)


                                                                                 From               From
                                                                                March 28,         March 28,
                                                                                  2006              2006
                                                              For the         (inception)        (inception)
                                                             three Months       Through            Through
                                                            Ended March 31,     March 31,          March 31,
                                                                2007              2006               2007
                                                           ---------------   ---------------   ---------------

Revenues                                                    $           -     $           -     $           -

Operating expenses:
  Project development                                             467,155                 -           672,549
  General and administrative                                    1,666,088            17,000         3,009,891
                                                           ---------------   ---------------   ---------------
     Total operating expenses                                   2,133,243            17,000         3,682,440

     Operating loss                                            (2,133,243)          (17,000)       (3,682,440)

Other income and (expense):
  Other income                                                          -                 -             2,800
  Financing related charge                                       (211,660)                -          (211,660)
  Related party interest expense                                  (12,000)                -           (21,100)
                                                           ---------------   ---------------   ---------------

     Net loss                                               $  (2,356,903)    $     (17,000)    $  (3,912,400)
                                                           ===============   ===============   ===============

Basic and diluted loss per common share                     $       (0.11)    $       (0.00)
                                                           ===============   ===============
Weighted average common shares outstanding,
basic and diluted                                              21,436,361        17,000,000
                                                           ===============   ===============



                          See accompanying notes to consolidated financial statements



                                 BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                                          AND SUBSIDIARY
                                                  (A DEVELOPMENT-STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             FOR THE PERIOD FROM MARCH 28, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                                                                  Deficit
                                                                                                 Accumulated
                                                                               Additional        During the
                                                   Common Stock                  Paid-in         Development      Stockholders'
                                             Shares            Amount            Capital            Stage            Deficit
                                         ---------------   ---------------   ---------------   ---------------   ---------------
Balances at March 28, 2006
 (Inception)                                          -     $           -     $           -     $           -     $           -
Issuance of founder's share at
 $0.001 per share (Note 4)                   17,000,000            17,000                 -                 -            17,000
Common shares retained
 by Sucre Agricultural
 Corp. Shareholders (Note 4)                  4,028,264             4,028           685,972                 -           690,000
Costs associated with the
 acquisition of Sucre
 Agricultural Corp.                                   -                 -            (3,550)                -            (3,550)
Common shares issued
 for services in November 2006
 at $2.99 per share (Note 3)                     37,500                38           111,962                 -           112,000
Common shares issued
 for services in November 2006
 at $3.35 per share (Note 3)                     20,000                20            66,981                 -            67,001
Common shares issued
 for services in December 2006
 at $3.65 per share (Note 3)                     20,000                20            72,980                 -            73,000
Common shares issued
 for services in December 2006
 at $3.65 per share (Note 3)                     20,000                20            72,980                 -            73,000
Estimated value of common
 shares at $3.99 per share and
 warrants at $2.90 issuable for
 services upon vesting in
 February 2007                                        -                 -           160,000                 -           160,000
Stock based compensation
 related to options  (Note 4)                         -                 -           114,811                 -           114,811
Stock based compensation
 related to warrants (Note 4)                         -                 -           100,254                 -           100,254
Net loss                                              -                 -                 -        (1,555,497)       (1,555,497)
                                         ---------------   ---------------   ---------------   ---------------   ---------------
Balances at December 31, 2006                21,125,764     $      21,126     $   1,382,390     $  (1,555,497)    $    (151,981)


                                   See accompanying notes to consolidated financial statements



                                 BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                                          AND SUBSIDIARY
                                                  (A DEVELOPMENT-STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             FOR THE PERIOD FROM MARCH 28, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                                                                  Deficit
                                                                                                Accumulated
                                                                               Additional        During the
                                                   Common Stock                  Paid-in         Development      Stockholders'
                                             Shares            Amount            Capital            Stage            Deficit
                                         ---------------   ---------------   ---------------   ---------------   ---------------
January 5, private offering at
$2.00 per share to unrelated
individuals, including costs
associated with private placement
of 6,250 shares and $12,500 cash
paid                                            284,750               285           755,875                 -           756,160
Common shares issued for services
in February at $5.92 per share
(Note 3)                                         37,500                38           138,837                 -           138,875
Adjustment to record remaining
value of warrants at $4.70 per
share issued for services in
February 2007 (Note 3)                                -                 -           158,118                 -           158,118
Common shares issued for services
in March at $7.18 per share (Note 3)             37,500                37           269,213                 -           269,250
Value of warrants at $6.11 issuable
for services vested in March 2007
(Note 3)                                              -                 -           305,307                 -           305,307
Share based compensation related to
employment agreement in February
2007 at$5.52 per share (Note 4)                  12,500                12            86,271                 -            86,283
Share based compensation related to
employment agreement in January
2007 at $3.99 per share (Note 4)                 10,000                10            39,890                 -            39,900
Share-based compensation related to
employee and non-employee options                     -                 -           646,162                 -           646,162
Net loss                                              -                 -                 -        (2,356,903)       (2,356,903)
                                         ---------------   ---------------   ---------------   ---------------   ---------------
Balances at March 31, 2007 (unaudited)       21,508,014     $      21,508     $   3,782,063      $ (3,912,400)    $    (108,829)
                                         ===============   ===============   ===============   ===============   ===============


                                   See accompanying notes to consolidated financial statements



                           BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                                    AND SUBSIDIARY
                                             (A DEVELOPMENT-STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                       From               From
                                                                                     March 28,          March 28,
                                                                                       2006               2006
                                                                   For the          (inception)        (inception)
                                                                three Months          Through            Through
                                                               Ended March 31,        March 31,          March 31,
                                                                    2007                2006               2007
                                                               ----------------   ----------------   ----------------
Cash flows from operating activities:
    Net loss                                                    $   (2,356,903)    $      (17,000)    $   (3,912,400)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Founders' shares                                                         -             17,000             17,000
    Costs associated with purchase of Sucre
      Agricultural Corp.                                                     -                  -             (3,550)
    Discount on sale of stock associated with
      private placement                                                211,660                  -            211,660
    Share-based compensation                                         1,643,895                  -          2,343,961
    Changes in operating assets and liabilities:
      Prepaid fees to related party                                          -                  -           (30,000)
      Prepaid expenses and other current assets                        (50,521)                 -           (50,521)
      Accounts payable                                                  (5,826)                 -             61,124
      Accrued liabilities                                               10,223                  -             27,914
      Accrued interest to related party                                 12,000                  -             21,100
                                                               ----------------   ----------------   ----------------
             Net cash used in operating activities                    (535,472)                 -         (1,313,712)
                                                               ----------------   ----------------   ----------------

Cash flows from investing activities:
    Acquisition of property and equipment                               (2,186)                 -             (2,186)
                                                               ----------------   ----------------   ----------------

Cash flows from financing activities:
    Cash received in acquisition of Sucre
      Agricultural Corp.                                                     -                  -            690,000
    Proceeds from sale of stock through private
      placement                                                        544,500                  -            544,500
    Proceeds from related party notes                                   25,000                  -            116,000
    Proceeds from related party line of credit                          95,000                  -             95,000
    Notes paid to related party                                       (126,500)                 -           (126,500)
                                                               ----------------   ----------------   ----------------
             Net cash provided by financing activities                 538,000                  -          1,319,000
                                                               ----------------   ----------------   ----------------

Net decrease in cash and cash equivalents                                  342                  -              3,102

Cash and cash equivalents beginning of period                            2,760                  -                  -
                                                               ----------------   ----------------   ----------------

Cash and cash equivalents end of period                         $        3,102     $            -     $        3,102
                                                               ================   ================   ================

Supplemental disclosures of cash flow information
    Cash paid during the period for:
    Interest                                                    $        2,500     $            -     $       11,600
                                                               ================   ================   ================

    Income taxes                                                $            -     $            -     $            -
                                                               ================   ================   ================

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

As of March 31, 2007, the Company has a working capital deficit of approximately $141,015. During the three months ending March 31, 2007, the Company raised approximately $545,000 through the sale of common stock and borrowed $95,000 from its Chairman/Chief Executive Officer and majority shareholder. The funds were used to fund the operations of the Company. Management has estimated that operating expenses for the period from April 2007 to December 2007 will approximate roughly $1,200,000, excluding engineering costs related to the development of our bio-refinery projects. In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's ("DOE") cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. In March 2007, the Company was selected to receive a grant of approximately $1,000,000 in funding from the California Energy Commission ("CEC"). Under the DOE and CEC programs, the Company may be reimbursed for project specific costs including salaries, engineering, development, etc.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financials statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006.

The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at March 31, 2007. The financial instruments consist of cash and accounts payable. The related party note cannot be evaluated because this is not an arms-length transaction.

LOSS PER COMMON SHARE

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2007, the Company had options and warrants to purchase and aggregate of 2,190,000 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

SHARE-BASED PAYMENTS

The Company accounts for stock options issued to employees and consultants under SFAS No. 123(R), "Share-Based Payment". Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Share based compensation cost to consultants is measured on a quarterly basis using the Black-Scholes option model. The Company has no awards with market or performance conditions.

The Company measures compensation expense for its non-employee stock-based compensation under the FASB Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for us beginning January 1, 2007. The adoption of FIN 48 did not have an impact on our financial statements.

        BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                 AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 159 will have on our results of operations or financial position.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

OPTION TO PURCHASE LAND

On February 9, 2007, the Company paid a one time fee of $4,000 and signed a six-month option agreement to purchase 95 acres of vacant land in Lancaster, California for $95,000. The amount is currently showing on the balance sheet as a current asset.

PROFESSIONAL SERVICES AGREEMENTS

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

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm will prepare a design basis for a facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating Cellulosic Ethanol process technology and the Blue Fire Ethanol-Arkenol technical information. As of March 31, 2007, the Company had made a deposit of $50,000 towards these engineering efforts and had incurred expenses of approximately $18,000.

DEPARTMENT OF ENERGY

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's ("DOE") cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. As of March 31, 2007, the details for disbursement of this grant have not been finalized.

        BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                 AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CALIFORNIA ENERGY COMMISSION

In March 2007, the Company was selected to receive approximately $1,000,000 in funding from the California Energy Commission ("CEC"). Under the CEC program, the Company will be reimbursed for project specific costs including salaries, engineering, development, etc. As of March 31, 2007, the details for disbursement of this grant have not been finalized.

NOTE 4 -STOCKHOLDERS' DEFICIT

STOCK OPTION PLAN

On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The average fair market value of the Company's common stock on the date of grant was $3.05.The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five years, risk free interest rate of 4.73% and no dividends. The Company is currently expensing the value of the common stock to employees over the vesting period of two years. The Company accounts for the stock options to consultants under the provisions of EITF 96-18. Whereby the Company values the stock options at each reporting period to determine the amount to be recorded as an expense in the respective period, as the stock options vest, they are valued on the reporting date and an adjustment is recorded for the difference between the value already recorded and the then current value. For the period ending March 31, 2007, the options awarded to consultants we re-valued and estimated compensation expense of $50,000 was expensed. The options were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 114%, expected life of five years, risk free interest rate of 4.58% and no dividends. During the three months ended March 31, 2007, the Company amortized stock based compensation, including consultants, of approximately $403,000 to general and administrative expenses and $243,000 to project development expenses. Related to these options, the Company will record future employee compensation expense of approximately $1,800,000 and $2,300,000 during the year ending December 31, 2007 and December 31, 2008, respectively.

PRIVATE OFFERING

On January 5, 2007, the Company completed a private offering of its stock, and entered into subscription agreements with four accredited investors. In this offering, the Company sold an aggregate of 278,500 shares of the Company's common stock at a price of $2.00 per share for total proceeds of $557,000. The shares of common stock were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. Costs associated with three of these offerings are included in the November 21, 2006 agreement mentioned above. In addition, the Company paid $12,500 in cash and issued 6,250 shares of their common stock as a finder's fee. The common stock was sold at a significant discount to the quoted market price of the Company's common stock. Thus, the Company calculated the excess discount associated with the sale of their stock of approximated $0.76 per share. The Company expensed approximately $211,000 to the accompanying statement of operations during the three months ended March 31, 2007 related to this discount.

        BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                 AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCE OF COMMON STOCK RELATED TO EMPLOYMENT AGREEMENTS

In January 2007, the Company issued $10,000 shares of common stock to an employee in connection with an employment agreement. The shares were value on the initial date of employment and were valued at $40,000 based on the closing market of the Company's common stock on that date. During the three months ended March 31, 2007, the Company expensed approximately $40,000 of compensation expense within project development costs on the accompanying statement of operations.

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company's common stock. The common stock was valued at approximately $276,000 based on the closing market price of the Company's common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, September 1, and December 1, 2007. The Company is amortizing the fair value of the common stock over the vesting period. During the three months ended March 31, 2007, the Company recorded approximately $86,000 in compensation expense within general and administrative expenses on the accompanying statement of operations.

INVESTOR RELATIONS AGREEMENT

On November 21, 2006, the Company entered into an agreement with a consultant. Under the terms of the agreement, the Company is to receive investor relations and support services in exchange for a monthly fee of $7,500, 150,000 shares of common stock, warrants to purchase 200,000 shares of common stock at $5.00 per share, expiring in five years, and the reimbursement of certain travel expenses. The common stock and warrants vest in equal amounts on November 21, 2006, February 1, 2007, April 1, 2007 and June 1, 2007. The Company accounts for the agreement under the provisions of EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Whereby the Company values the common shares and warrants at each vesting date and at the end of each reporting period to determine the amount to be recorded as an expense in the respective period. As the common shares and warrants vest, they are valued on reporting date and an adjustment is recorded for the difference between the value already recorded and the then current value.

The Company revalued the shares on February 1, 2007, vesting date, and recorded an additional adjustment of $138,875. On of February 1, 2007 the warrants were revalued at $4.70 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 102%, expected life of five years, risk free interest rate of 4.96% and no dividends. The Company recorded an additional expense of $158,118 related to these vested warrants.

On March 31, 2007, the fair value of the vested common stock issuable under the contract based on the closing market price of the Company's common stock was $7.18 per share. As of March 31, 2007, the Company estimated the fair value of the vested warrants issuable under the contract to be $6.11 per share. The warrants were valued on March 31, 2007 based on the Black-Scholes option pricing model using the following assumptions: volatility of 114%, expected life of five years, risk free interest rate of 4.58% and no dividends. The Company recorded an additional estimated expense of approximately $305,000 related to the remaining unvested warrants.

        BLUEFIRE ETHANOL FUELS, INC. (FORMERLY SUCRE AGRICULTURAL CORP.)
                                 AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2007, total compensation expense related to the common stock and warrants was $871,550 which is recorded within general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 5 -RELATED PARTY TRANSACTIONS

RELATED PARTY PROMISSORY NOTE

On December 12, 2006 the Company entered into a $90,000 promissory note with the Company's Chairman, CEO and majority shareholder. Under the terms of the note, the Company is to repay any principal balance within 30 days of receiving qualified investment financing and a maximum fee of $9,000. The principal balance and all accrued interest was paid in full in January of 2007.

On January 5, 2007 the Company entered into a $25,000 promissory note with the Company's Chairman, CEO and majority shareholder. Under the terms of the note, the Company is to repay any principal balance within 30 days of receiving qualified investment financing and a maximum fee of $2,500. The principal balance and all accrued interest were paid in full during the month of January of 2007.

RELATED PARTY LINE OF CREDIT

In addition in March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principal balance and interest, at 10% per annum, within 30 days of receiving qualified investment financing of $5,000,000 or more. As of March 31, 2007, the balance of the outstanding line of credit was $105,000 which included accrued interest of $9,500.

NOTE 6 -SUBSEQUENT EVENT

The Company borrowed an additional $175,000 under the related party revolving line of credit (see note 5).

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this prospectus are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

o     the availability and adequacy of our cash flow to meet our requirements,
o economic, competitive, demographic, business and other conditions in our local and regional markets,
o changes or developments in laws, regulations or taxes in the ethanol or energy industries,
o actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities,
o     competition in the ethanol industry,
o     the failure to obtain or loss of any license or permit,
o changes in our business and growth strategy (including our plant building strategy and co-location strategy), capital improvements or development plans
o adverse publicity, including but not limited to, the recent adjustments in calculating mileage per gallon
o the availability of additional capital to support capital improvements and development

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT.

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

      o The 2005 Energy Act created a Biorefinery Demonstration Project Program under which $100,000,000 or another amount appropriated by Congress is available to fund up to three (3) biorefinery demonstration projects. The Company submitted a proposal for funding under this solicitation for its projected El Sobrante, California biorefinery. In February 2007, the Company was awarded a grant of up to $40 million from the U.S. Department of Energy under this biorefinery grant program. The specifics of this award are to be determined during the second quarter of 2007.

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

      BlueFire's initial planned projects in North America are projected as follows:

      o A facility that will process approximately 100 tons of green waste material on a daily basis to produce about 2.5 million gallons per year of ethanol. The Company has an option to purchase a parcel located in Los Angeles County, the proposed location of this facility. Permits will be filed to allow for construction once all the necessary preliminary engineering information is available. BlueFire is currently working on the preliminary engineering design to allow for filing of permits in the next 30-45 days. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $20 million for this first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

      o A facility proposed for development and construction at the El Sobrante Landfill located in Corona, California. This facility will use approximately 700 tons of green waste and wood waste per day currently disposed in the landfill to produce about 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized with Petro-Diamond for the purchase and sale of the ethanol produced from the facility. In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's ("DOE") cellulosic ethanol grant program to develop a solid waste bio-refinery project at the El Sobrante landfill. The specific terms of the DOE award have not yet been finalized. Proposed terms and conditions for financing from private sources have been received by BlueFire but no definitive agreements have been reached.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Notes 1, " Organization and Business" and
Note 2 "Summary of Significant Accounting Policies" in the notes to our unaudited financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of March 31, 2007, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and the Company's management has concluded that the consolidated financial statements included in this quarterly report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2007, the Company completed a private placement of 278,500 unregistered shares of its common stock at a price of $2.00 per share to five accredited investors in consideration for $557,000 in gross proceeds, for net proceeds of $544,500, from this offering. No general solicitation was made nor was any underwriter involved in this issuance, however a payment of $12,500 as well as an additional issuance of 6,250 shares was made to an NASD broker dealer for fees in connection with this offering. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. (Exhibit 4.2)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)   The following documents are filed as a part of this Report.

EXHIBIT NO.                            DESCRIPTION

4.2           Form of Subscription Agreement, filed February 28, 2007.(1)
31.1          Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann.
31.2          Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott.
32.1          Certification Pursuant to 18 U.S.C. section 1350 of Arnold Klann.
32.2          Certification Pursuant to 18 U.S.C. section 1350 of Christopher
              Scott.

(1) Incorporated by reference to the Company's Form 10-SB/A, as filed with the SEC on February 28, 2007.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: May 14, 2007                           BLUEFIRE ETHANOL FUELS, INC.

                                              /s/ Arnold Klann
                                              ----------------------------------
                                              ARNOLD KLANN
                                              Chief Executive Officer


                                              /s/ Christopher Scott
                                              ----------------------------------
                                              CHRISTOPHER SCOTT

                                              Chief Financial Officer and
                                              Principal Accounting Officer