Form 10QSB
period 2007-06-30
BLUEFIRE ETHANOL FUELS INC
filed 2007-08-14
CIK 1370489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______TO _________ ________

                        Commission file number 000-52361

                          BLUEFIRE ETHANOL FUELS, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                                  20-4590982
    (State or other jurisdiction of
     incorporation or organization)         (I.R.S. Employer Identification No.)


     31 MUSICK, IRVINE, CALIFORNIA                         92618
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

On June 30, 2007, 21,558,014 shares of the Company's common stock, par value $.001 per share, were outstanding.
Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

                                TABLE OF CONTENTS

                                                                            PAGE
PART I        FINANCIAL STATEMENTS (UNAUDITED)                                 3

ITEM 1        CONSOLIDATED BALANCE SHEET                                       3
              CONSOLIDATED STATEMENTS OF OPERATIONS                            4
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT                  5
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       13
ITEM 3        CONTROLS AND PROCEDURES                                         16

PART II       OTHER INFORMATION                                               16

ITEM 1        LEGAL PROCEEDINGS                                               16
ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     16
ITEM 3        DEFAULTS UPON SENIOR SECURITIES                                 16
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16
ITEM 5        OTHER INFORMATION                                               16
ITEM 6        EXHIBITS                                                        16

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                      June 30,
                                                                        2007
                                                                    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                        $    26,805
   Prepaid expenses and other current assets                             19,978
                                                                    -----------
          Total current assets                                           46,783

Prepaid fees to related party                                            30,000
Property and equipment, net                                             292,940
                                                                    -----------

          Total assets                                              $   369,723
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                 $   379,189
   Accrued liabilities                                                   37,873
   Related party line of credit and accrued interest                    602,600
                                                                    -----------
          Total current liabilities                                   1,019,662
                                                                    -----------

Commitments and contingencies (Note 3)

Stockholders' deficit:
   Preferred stock, no par value, 1,000,000
    shares authorized; none issued and outstanding                           --
   Common stock, $0.001 par value; 100,000,000
    shares authorized; 21,558,014 shares
    issued and outstanding                                               21,558
   Additional paid-in capital                                         4,999,448
   Deficit accumulated during the development stage                  (5,670,945)
                                                                    -----------
        Total stockholders' deficit                                    (649,939)
                                                                    -----------

        Total liabilities and stockholders' deficit                 $   369,723
                                                                    ===========


           See accompanying notes to consolidated financial statements


                                            BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                           From March          From March
                                                                                             28, 2006            28, 2006
                                  For the Three      For the Three       For the Six       (Inception)         (Inception)
                                  Months Ended       Months Ended       Months Ended         Through            Through
                                    June 30,           June 30,           June 30            June 30,           June 30,
                                      2007               2006               2007               2006               2007
                                  ------------       ------------       ------------       ------------       ------------
Revenues                          $         --       $         --       $         --       $         --       $         --

Operating expenses:
  Project development                  628,052             27,796          1,095,207             27,796          1,561,209
  General and administrative         1,126,493             31,758          2,796,581             48,758          3,879,776
                                  ------------       ------------       ------------       ------------       ------------
Total operating expenses             1,754,545             59,554          3,891,788             76,554          5,440,985

Operating loss                      (1,754,545)           (59,554)        (3,891,788)           (76,554)        (5,440,985)

Other income and (expense):

  Other income                              --                 --                 --                 --              2,800

  Financing related charges                 --                 --           (211,660)                --           (211,660)
  Related party interest
   expense                              (4,000)                 --           (12,000)                --            (21,100)
                                  ------------       ------------       ------------       ------------       ------------

Net loss                          $ (1,758,545)      $    (59,554)      $ (4,115,448)      $    (76,554)      $ (5,670,945)
                                  ============       ============       ============       ============       ============

Basic and diluted loss per
 common share                     $      (0.08)      $      (0.00)      $      (0.19)      $      (0.00)
                                  ============       ============       ============       ============
Weighted average common
 shares outstanding, basic
 and diluted                        21,511,998         17,132,800         21,474,388         17,128,562
                                  ============       ============       ============       ============


                                    See accompanying notes to consolidated financial statements




                                            BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH JUNE 30, 2007


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                   Additional       During the
                                                         Common Stock               Paid-in         Development      Stockholders'
                                                    Shares          Amount          Capital            Stage            Deficit
                                                 -----------      -----------      -----------      -----------       -----------
Balances, December 31, 2006                       21,125,764      $    21,126      $ 1,382,390      $(1,555,497)      $  (151,981)
January 2007, private offering at $2.00
 per share to unrelated individuals,
 including costs associated with private
 placement of 6,250 shares and $12,500
 cash paid                                           284,750              285          755,875               --           756,160
Share based compensation related to
 employment agreement in January 2007
 $3.99 per share (Note 4)                             10,000               10           39,890               --            39,900
Common shares issued for services in
 February 2007 at $5.92 per share (Note 4)            37,500               38          138,837               --           138,875
Adjustment to record remaining value of
 warrants at $4.70 per share issued for
 services in February 2007 (Note 4)                       --               --          158,118               --           158,118
Common shares issued for services in
 March 2007 at $7.18 per share (Note 4)               37,500               37          269,213               --           269,250
Value of warrants at $6.11 for services
 vested in March 2007 (Note 4)                            --               --          305,307               --           305,307
Value of warrants at $5.40 for services
 vested in June 2007 (Note 4)                             --               --          269,839               --           269,839
Common shares issued for services in
 June 2007 at $6.25 per share (Note 4)                37,500               37          234,338               --           234,375
Share based compensation related to
 employment agreement in February 2007
 at $5.52 per share (Note 4)                          25,000               25          159,146               --           159,171
Share based compensation related to options
(Note 4)                                                  --               --        1,286,495               --         1,286,495

Net loss                                                  --               --               --       (4,115,448)       (4,115,448)
                                                 -----------      -----------      -----------      -----------       -----------
Balances at June 30, 2007 (unaudited)             21,558,014      $    21,558      $ 4,999,448      $(5,670,945)      $  (649,939)
                                                 ===========      ===========      ===========      ===========       ===========


                                    See accompanying notes to consolidated financial statements




                                  BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT-STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                               From March 28,   From March 28,
                                                                                    2006             2006
                                                              For the Six       (Inception)      (Inception)
                                                              Months Ended        through         through
                                                                June 30,          June 30,         June 30,
                                                                  2007             2006              2007
                                                              -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(4,115,448)      $   (76,554)      $(5,670,945)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Founders' shares                                                    --            17,000            17,000
   Costs associated with purchase
     of Sucre Agricultural Corp                                        --            (3,550)           (3,550)
   Discount on sale of stock associated with
      private placement                                           211,660                --           211,660
   Share-based compensation                                     2,861,330                --         3,561,396
   Depreciation                                                       146                --               146
Changes in operating assets and liabilities:
  Prepaid fees to related party                                        --                --           (30,000)
  Prepaid expenses and other current assets                       (19,978)               --           (19,978)
  Accounts payable                                                312,240            62,950           379,189
  Accrued liabilities                                              20,181                --            37,873
  Accrued interest to related party                                12,000                --            21,100
                                                              -----------       -----------       -----------
Net cash used in operating activities                            (717,869)             (154)       (1,496,109)
                                                              -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (293,086)               --          (293,086)
                                                              -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                  --                --                --

Cash received in acquisition of Sucre Agricultural Corp.               --           690,000           690,000
Proceeds from sale of stock through private placement             544,500                --           544,500

Proceeds from related party notes                                  25,000                --            25,000
Proceeds from related party line of credit                        592,000             1,000           683,000
Repayments of related party notes and line of credit             (126,500)               --          (126,500)
                                                              -----------       -----------       -----------
Net cash provided by financing activities                       1,035,000           691,000         1,816,000

Net increase in cash and cash equivalents                          24,045           690,846            26,805

Cash and cash equivalents beginning  of period                      2,760                --                --
                                                              -----------       -----------       -----------

Cash and cash equivalents end of period                       $    26,805       $   690,846       $    26,805
                                                              ===========       ===========       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest                                                     $    11,600       $        --       $    11,600
                                                              ===========       ===========       ===========

                          See accompanying notes to consolidated financial statements

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. ("BlueFire") was incorporated in the state of Nevada on March 28, 2006 ("Inception"). BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol ("Arkenol Technology") under a technology license agreement with Arkenol, Inc. ("Arkenol"). BlueFire's use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted "MSW"), rice and wheat straws, wood waste and other agricultural residues. The Company's goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These "biorefineries" will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENTS' PLANS

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in January 2007, and the issuance of convertible promissory notes with warrants in July 2007. In order for the Company's operations to continue, management will need to generate revenues from their intended operations sufficient to meet the Company's anticipated cost structure. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of June 30, 2007, the Company has a working capital deficit of approximately $972,879. In March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. During the three months ended June 30, 2007, the Company borrowed $497,000 from its Chairman/Chief Executive Officer and majority shareholder. The funds were used to fund the operations of the Company during the quarter. Management has estimated that operating expenses for the period from July 2007 to December 2007 will approximate roughly $800,000, excluding engineering costs related to the development of our bio-refinery projects. In July 2007, the Company obtained $500,000 through the issuance of convertible promissory notes with warrants. The proceeds received are expected to be used in operations.

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

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is in the process of reviewing terms for proposed financings to replace the line of credit provided by the CEO, repay the convertible promissory notes, and to fund the construction of their first plant in Lancaster, California. Management believes its plans will enable the Company to operate in the normal course of business until December 31, 2007.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financials statements should be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2006.

The results of operations for the three and six-months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, capitalized project development costs include the development, engineering, and marketing expenses related to the Company's future cellulose-to-ethanol production facilities. During the three months ended June 30, 2007, the Company commenced development of its first cellulose-to-ethanol production facility. During the three and six months ended June 30, 2007, the Company capitalized approximately $291,000 related to this facility.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at June 30, 2007. The financial instruments consist of cash and accounts payable. The related party note and line of credit cannot be evaluated because this is not an arms-length transaction.

LOSS PER COMMON SHARE

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2007, the Company had options and warrants to purchase an aggregate of 2,190,000 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. There were no dilutive securities outstanding as of June 30, 2006.

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

The Company measures compensation expense for its non-employee stock-based compensation under the FASB Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS AND CONTINGENCIES

OPTION TO PURCHASE LAND

On February 9, 2007, the Company paid a one time fee of $4,000 and signed a six-month option agreement to purchase 95 acres of vacant land in Lancaster, California for $95,000. The amount is currently showing on the balance sheet as a current asset.

PROFESSIONAL SERVICES AGREEMENTS

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm will prepare a design basis for a facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. As of June 30, 2007, the Company has incurred total costs of $309,000 of which approximately $291,000 was capitalized. The capitalized costs are included in property and equipment on the accompanying balance sheet.

DEPARTMENT OF ENERGY

In February 2007, the Company was awarded a grant for up to $40 million from the DOE's cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. As of June 30, 2007, the details for disbursement of this grant have not been finalized.

CALIFORNIA ENERGY COMMISSION

In March 2007, the Company was selected to receive approximately $1,000,000 in funding from the CEC. Under the CEC program, the Company will be reimbursed for project specific costs including salaries, engineering, development, etc. As of June 30, 2007, the details for disbursement of this grant have not been finalized.

NOTE 4 -STOCKHOLDERS' DEFICIT

STOCK OPTION PLAN

On December 14, 2006, the Company's board of directors and shareholders approved the Company's 2006 Incentive and Non-statutory Stock Option Plan authorizing the issuance of options to purchase 10,000,000 shares of the Company's common stock. In addition on December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The Company accounts for the stock options to consultants under the provisions of EITF 96-18. As of June 30, 2007, all of the options are still outstanding.

During the three months ended June 30, 2007, the Company amortized stock based compensation, including consultants, of approximately $411,000 to general and administrative expenses and $229,000 to project development expenses. During the six months ended June 30, 2007, the Company amortized stock based compensation, including consultants, of approximately $814,000 to general and administrative expenses and $472,000 to project development expenses. Related to these options, the Company will record future employee compensation expense of approximately $1,280,000 and $2,300,000 during the year ending December 31, 2007 and December 31, 2008, respectively.

In accordance with EITF 96-18, as of June 30, 2007, the options awarded to consultants were re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 122%, expected life of four years, risk free interest rate of 4.87% and no dividends.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRIVATE OFFERING

On January 5, 2007, the Company completed a private offering of its stock, and entered into subscription agreements with four accredited investors. In this offering, the Company sold an aggregate of 278,500 shares of the Company's common stock at a price of $2.00 per share for total proceeds of $557,000. The shares of common stock were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. Costs associated with three of these offerings are included in the November 21, 2006 agreement mentioned below. In addition, the Company paid $12,500 in cash and issued 6,250 shares of their common stock as a finder's fee. The common stock was sold at a significant discount to the quoted market price of the Company's common stock. Thus, the Company calculated the excess discount associated with the sale of their stock at approximate $0.76 per share. The Company expensed approximately $211,000 to the accompanying statement of operations during the six months ended June 30, 2007.

ISSUANCE OF COMMON STOCK RELATED TO EMPLOYMENT AGREEMENTS

In January 2007, the Company issued 10,000 shares of common stock to an employee in connection with an employment agreement. The shares were valued on the initial date of employment at $40,000 based on the closing market of the Company's common stock on that date. The Company expensed the value of the common stock within project development on the accompanying statement of operations during the six months ended June 30, 2007.

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company's common stock. The common stock was valued at approximately $276,000 based on the closing market price of the Company's common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, September 1, and December 1, 2007. The Company is amortizing the fair value of the common stock over the vesting period. During the three and six months ended June 30, 2007, the Company recorded approximately $73,000 and $159,170, respectively, in compensation expense within general and administrative expenses on the accompanying statement of operations.

INVESTOR RELATIONS AGREEMENT

On November 21, 2006, the Company entered into an agreement with a consultant. Under the terms of the agreement, the Company is to receive investor relations and support services in exchange for a monthly fee of $7,500, 150,000 shares of common stock, warrants to purchase 200,000 shares of common stock at $5.00 per share, expiring in five years, and the reimbursement of certain travel expenses. The common stock and warrants vested in equal amounts on November 21, 2006, February 1, 2007, April 1, 2007 and June 1, 2007. The Company accounts for the agreement under the provisions of EITF 96-18.

The Company revalued the shares on June 1, 2007, vesting date, and recorded an additional adjustment of $234,375. On June 1, 2007 the warrants were also revalued at $5.40 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 129%, expected life of four and a half years, risk free interest rate of 4.97% and no dividends. The Company recorded an additional expense of $269,839 related to these vested warrants during the three months ended June 30, 2007.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2007, total compensation expense related to the common stock and warrants was $504,214 and $1,375,957 respectively, which is recorded within operating expenses on the accompanying consolidated statement of operations.

NOTE 5 -RELATED PARTY TRANSACTION

RELATED PARTY LINE OF CREDIT

In March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principal balance and interest, at 10% per annum, within 30 days of receiving qualified investment financing of $5,000,000 or more. As of June 30, 2007, the balance of the outstanding line of credit was $602,600 which included accrued interest of $9,500.

NOTE 6 -SUBSEQUENT EVENTS

CONVERTIBLE PROMISSORY NOTES

On July 13, 2007, the Company issued several convertible promissory notes aggregating a total of $500,000 with eight accredited investors including $25,000 from the Company's Chief Financial Officer. Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum within 120 days of the note. The holder also receives warrants to purchase common stock at $5.00 per share. The warrants vest immediately and expire in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes are only convertible into shares of the Company's common stock in the event of a default. The conversion price is determined based on one third of the average of the last-trade prices of the Company's common stock for the ten trading days preceding the default date.

The fair value of the warrants was $990,367 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 113%, risk-free interest rate of 4.94%, dividend yield of 0% and a term of five years.

The proceeds were allocated between the convertible promissory notes and the warrants issued to the convertible promissory note holders based on their relative fair values and resulted in $167,744 being allocated to the convertible promissory notes and $332,256 allocated to the warrants. The resulting discount to the convertible notes payable of $332,256 is being amortized over the term of the convertible promissory notes.

In accordance with EITF 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company calculated the value of the beneficial conversion feature to be $167,744. However, since the convertible promissory notes are only convertible upon a contingent event, the value will not be recorded until such event is triggered.

PRIVATE PLACEMENT AGREEMENTS

Subsequent to June 30, 2007, the Company has entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised. As of June 30, 2007, no amounts are due under the agreements.

BOARD OF DIRECTOR ELECTIONS

Subsequent to June 30, 2007, the Company elected two new individuals to the board of directors. In connection with the elections, the Company issued 5,000 shares of common stock to each of the individuals.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this prospectus are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

         o the availability and adequacy of our cash flow to meet our requirements,
         o failure to finance the construction of our planned ethanol production plants,
         o economic, competitive, demographic, business and other conditions in our local and regional markets,
         o changes or developments in laws, regulations or taxes in the ethanol or energy industries, actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative,
         o        regulatory, judicial and other governmental authorities,
         o        competition in the ethanol industry,
         o the failure to obtain or loss of any license or permit, changes in our business and growth strategy (including our plant building strategy and co-location strategy),
         o        capital improvements or development plans,
         o        adverse publicity, including but not limited to, the recent adjustments in calculating mileage per gallon, and
         o        the availability of additional capital to support capital
                  improvements and development.

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

         o The 2005 Energy Act created a Biorefinery Demonstration Project Program under which $100,000,000 or another amount appropriated by Congress is available to fund up to three (3) biorefinery demonstration projects. The Company submitted a proposal for funding under this solicitation for its projected El Sobrante, California biorefinery. In February 2007, the Company was awarded a grant of up to $40 million from the U.S. Department of Energy under this biorefinery grant program. The specifics of this award are to be determined during the third quarter of 2007.

         o The California Energy Commission has provided a competitive grant solicitation with the intent of accelerating research, development and demonstration of biofuel energy conversion technologies and refineries using lignocellulosic biomass (such as agricultural and forest residues, and urban waste), food waste, beverages, waste grease, purpose-grown or energy crops. This solicitation will help advance science, technology, and market acceptance of ethanol in California that will help reduce petroleum consumption and help meet the Governor's Executive Order S-06-06, the Bioenergy Action Plan, and AB 32 (Nunez & Pavley 2006). In March 2007, the Company received notice that it has been accepted as a recipient of up to $1 million under this program for equipment testing and preliminary engineering for use in its proposed project under this solicitation. The specifics of this award are to be determined, but Bluefire is planning on finalizing study procedures and contract terms during the third or fourth quarter of 2007.

         o As available and as applicable to the business plans of the Company, applications for public funding will be submitted to leverage private capital raised by the Company.

     BlueFire's initial planned projects in North America are projected as follows:

         o A facility that will process approximately 100 tons of green waste material to produce between 2.5 and 3 million gallons of ethanol annually. The Company has entered into an Option and Purchase Agreement on a parcel located in Lancaster, California. Permits applications were filed on June 24th to allow for construction of the Lancaster facility. BlueFire is currently in preliminary engineering. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $20 - $30 million for this first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

         o A facility proposed for development and construction at the El Sobrante Landfill located in Corona, California. This facility will use approximately 700 metric dry tons of green waste and wood waste currently disposed in the landfill to produce about
                  16.6 to 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized with Petro-Diamond for the purchase and sale of the ethanol produced from the facility. BlueFire has received an Award from the Department of Energy of up to $40 million for the El Sobrante Facility, although the specifics of the award are yet to be determined. BlueFire is currently finalizing contract terms for the Award. The remainder of financing for this project is yet to be determined.

         o Several other opportunities are being evaluated by BlueFire in North America but no definitive plans have been made. However, the project proposed at the El Sobrante Landfill provides a model that can be replicated at over 3,000 landfills located in North America (U.S. EPA website). Discussions with various landfill owners are underway to duplicate the proposed development at the El Sobrante landfill although no definitive agreements have been reached.


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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the development, engineering, and marketing expenses related to the Company's cellulose fractions of municipal solid waste into ethanol fuels.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of June 30, 2007, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and the Company's management has concluded that the consolidated financial statements included in this quarterly report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

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


DATED: August 14, 2007                           BLUEFIRE ETHANOL FUELS, INC.

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