Form 10QSB/A
period 2007-06-30
BLUEFIRE ETHANOL FUELS INC
filed 2007-11-19
CIK 1370489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-QSB for the quarterly period ended June 30, 2007 is being filed in conjunction with our decision to restate the financial statements contained in our report on form 10-QSB for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007. Our board of directors determined, on November 14, 2007, that the original financial statements for the period in question should no longer be relied upon due to certain costs that were incorrectly capitalized. We have filed a form 8-K on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.



                                TABLE OF CONTENTS

                                                                            PAGE
PART I        FINANCIAL STATEMENTS (UNAUDITED)                                 3

ITEM 1        CONSOLIDATED BALANCE SHEET                                       3
              CONSOLIDATED STATEMENTS OF OPERATIONS                            4
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT                  5
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       13
ITEM 3        CONTROLS AND PROCEDURES                                         17

PART II       OTHER INFORMATION                                               18

ITEM 1        LEGAL PROCEEDINGS                                               18
ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     18
ITEM 3        DEFAULTS UPON SENIOR SECURITIES                                 18
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             18
ITEM 5        OTHER INFORMATION                                               18
ITEM 6        EXHIBITS                                                        18

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                      June 30,
                                                                        2007
                                                                    ------------
                                                                     As restated
ASSETS

Current assets:
   Cash and cash equivalents                                        $    26,805
   Prepaid expenses and other current assets                             19,978
                                                                    -----------
          Total current assets                                           46,783

Prepaid fees to related party                                            30,000
Property and equipment, net                                               2,040
                                                                    -----------

          Total assets                                              $    78,823
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                 $   379,189
   Accrued liabilities                                                   37,873
   Related party line of credit and accrued interest                    602,600
                                                                    -----------
          Total current liabilities                                   1,019,662
                                                                    -----------

Commitments and contingencies (Note 3)

Stockholders' deficit:
   Preferred stock, no par value, 1,000,000
    shares authorized; none issued and outstanding                           --
   Common stock, $0.001 par value; 100,000,000
    shares authorized; 21,558,014 shares
    issued and outstanding                                               21,558
   Additional paid-in capital                                         4,999,448
   Deficit accumulated during the development stage                  (5,961,845)
                                                                    -----------
        Total stockholders' deficit                                    (940,839)
                                                                    -----------

         Total liabilities and stockholders' deficit                $    78,823
                                                                    ===========


           See accompanying notes to consolidated financial statements




                                            BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                           From March          From March
                                                                                             28, 2006            28, 2006
                                  For the Three      For the Three       For the Six       (Inception)         (Inception)
                                  Months Ended       Months Ended       Months Ended         Through            Through
                                    June 30,           June 30,           June 30            June 30,           June 30,
                                      2007               2006               2007               2006               2007
                                  ------------       ------------       ------------       ------------       ------------
                                   As restated                           As restated                           As restated
Revenues                          $         --       $         --       $         --       $         --       $         --

Operating expenses:
  Project development                  918,952             27,796          1,386,107             27,796          1,852,109
  General and administrative         1,126,493             31,758          2,796,581             48,758          3,879,776
                                  ------------       ------------       ------------       ------------       ------------
Total operating expenses             2,045,445             59,554          4,182,688             76,554          5,731,885

Operating loss                      (2,045,445)           (59,554)        (4,182,688)           (76,554)        (5,731,885)

Other income and (expense):

  Other income                              --                 --                 --                 --              2,800

  Financing related charges                 --                 --           (211,660)                --           (211,660)
  Related party interest
   expense                              (4,000)                 --           (12,000)                --            (21,100)
                                  ------------       ------------       ------------       ------------       ------------

Net loss                          $ (2,049,445)      $    (59,554)      $ (4,406,348)      $    (76,554)      $ (5,961,845)
                                  ============       ============       ============       ============       ============

Basic and diluted loss per
 common share                     $      (0.10)      $      (0.00)      $      (0.21)      $      (0.00)
                                  ============       ============       ============       ============
Weighted average common
 shares outstanding, basic
 and diluted                        21,511,998         17,132,800         21,474,388         17,128,562
                                  ============       ============       ============       ============


                                    See accompanying notes to consolidated financial statements




                                            BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH JUNE 30, 2007
                                                             As restated


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                   Additional       During the
                                                         Common Stock               Paid-in         Development      Stockholders'
                                                    Shares          Amount          Capital            Stage            Deficit
                                                 -----------      -----------      -----------      -----------       -----------
Balances, December 31, 2006                       21,125,764      $    21,126      $ 1,382,390      $(1,555,497)      $  (151,981)
January 2007, private offering at $2.00
 per share to unrelated individuals,
 including costs associated with private
 placement of 6,250 shares and $12,500
 cash paid                                           284,750              285          755,875               --           756,160
Share based compensation related to
 employment agreement in January 2007
 $3.99 per share (Note 5)                             10,000               10           39,890               --            39,900
Common shares issued for services in
 February 2007 at $5.92 per share (Note 5)            37,500               38          138,837               --           138,875
Adjustment to record remaining value of
 warrants at $4.70 per share issued for
 services in February 2007 (Note 5)                       --               --          158,118               --           158,118
Common shares issued for services in
 March 2007 at $7.18 per share (Note 5)               37,500               37          269,213               --           269,250
Value of warrants at $6.11 for services
 vested in March 2007 (Note 5)                            --               --          305,307               --           305,307
Value of warrants at $5.40 for services
 vested in June 2007 (Note 5)                             --               --          269,839               --           269,839
Common shares issued for services in
 June 2007 at $6.25 per share (Note 5)                37,500               37          234,338               --           234,375
Share based compensation related to
 employment agreement in February 2007
 at $5.52 per share (Note 5)                          25,000               25          159,146               --           159,171
Share based compensation related to options
(Note 5)                                                  --               --        1,286,495               --         1,286,495

Net loss                                                  --               --               --       (4,406,348)       (4,406,348)
                                                 -----------      -----------      -----------      -----------       -----------
Balances at June 30, 2007 (unaudited)             21,558,014      $    21,558      $ 4,999,448      $(5,961,845)      $  (940,839)
                                                 ===========      ===========      ===========      ===========       ===========


                                    See accompanying notes to consolidated financial statements




                                  BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT-STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                               From March 28,   From March 28,
                                                                                    2006             2006
                                                              For the Six       (Inception)      (Inception)
                                                              Months Ended        through         through
                                                                June 30,          June 30,         June 30,
                                                                  2007             2006              2007
                                                              -----------       -----------       -----------
                                                              As restated                         As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(4,406,348)      $   (76,554)      $(5,961,845)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Founders' shares                                                    --            17,000            17,000
   Costs associated with purchase
     of Sucre Agricultural Corp                                        --            (3,550)           (3,550)
   Discount on sale of stock associated with
      private placement                                           211,660                --           211,660
   Share-based compensation                                     2,861,330                --         3,561,396
   Depreciation                                                       146                --               146
Changes in operating assets and liabilities:
  Prepaid fees to related party                                        --                --           (30,000)
  Prepaid expenses and other current assets                       (19,978)               --           (19,978)
  Accounts payable                                                312,240            62,950           379,189
  Accrued liabilities                                              20,181                --            37,873
  Accrued interest to related party                                12,000                --            21,100
                                                              -----------       -----------       -----------
Net cash used in operating activities                          (1,008,769)             (154)       (1,787,009)
                                                              -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (2,186)               --            (2,186)
                                                              -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                  --                --                --

Cash received in acquisition of Sucre Agricultural Corp.               --           690,000           690,000
Proceeds from sale of stock through private placement             544,500                --           544,500

Proceeds from related party notes                                  25,000                --            25,000
Proceeds from related party line of credit                        592,000             1,000           683,000
Repayments of related party notes and line of credit             (126,500)               --          (126,500)
                                                              -----------       -----------       -----------
Net cash provided by financing activities                       1,035,000           691,000         1,816,000

Net increase in cash and cash equivalents                          24,045           690,846            26,805

Cash and cash equivalents beginning  of period                      2,760                --                --
                                                              -----------       -----------       -----------

Cash and cash equivalents end of period                       $    26,805       $   690,846       $    26,805
                                                              ===========       ===========       ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest                                                     $    11,600       $        --       $    11,600
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

NOTE 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS DUE TO ERROR

During 2007, the Company determined that the manner in which it accounted for the costs related to the construction of their Ethanol plant was not in accordance with generally accepted accounting principles of the United States of America. The Company determined that the costs incurred related to engineering were more indicative of research and development activities as defined by Statements of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs". Thus, the expenditures related to the development of the Company's Ethanol plant should have been expensed on the consolidated statement of operations. The Company had previously capitalized these costs.

The following tables present a summary of effects of the restatement adjustments on the Company's balance sheet at June 30, 2007 the consolidated statements of operations for three and six months ended June 30, 2007, and the consolidated statement of cash flows for the six months ended June 30, 2007:

                                                          Balance Sheet
                                          -------------------------------------------

                                          As Previously
                                             Reported      Adjustments    As Restated
                                          -------------------------------------------

Property and equipment, net               $     292,940    $  (290,900)   $     2,040
 Total assets                             $     369,723    $  (290,900)   $    78,823
Deficit accumulated during the
development stage                         $  (5,670,945)   $  (290,900)   $(5,961,845)
Total stockholders' deficit               $    (649,939)   $  (290,900)   $  (940,839)
Total liabilities and stockholders'
deficit                                   $     369,723    $  (290,900)   $    78,823


                                             Consolidated Statements of Operations
                                          -------------------------------------------

                                          As Previously
                                             Reported      Adjustments    As Restated
                                          -------------------------------------------
Three months ended June 30, 2007
Project development expense               $     628,052    $   290,900    $   918,952
Total operating expenses                  $   1,754,545    $   290,900    $ 2,045,445
Operating loss                            $  (1,754,545)   $  (290,900)   $(2,045,445)
Net loss                                  $  (1,758,545)   $  (290,900)   $(2,049,445)

Basic and diluted loss per common share   $       (0.08)   $     (0.02)   $     (0.10)




                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             Consolidated Statements of Operations
                                          -------------------------------------------

                                          As Previously
                                             Reported      Adjustments    As Restated
                                          -------------------------------------------
Six months ended June 30, 2007
Project development expense               $   1,095,207    $   290,900    $ 1,386,107
Total operating expenses                  $   3,891,788    $   290,900    $ 4,182,688
Operating loss                            $  (3,891,788)   $  (290,900)   $(4,182,688)
Net loss                                  $  (4,115,448)   $  (290,900)   $(4,406,348)
Basic and diluted loss per common share   $       (0.19)   $      (.02)   $     (0.21)


                                             Consolidated Statements of Cash Flows
                                          -------------------------------------------

                                          As Previously
                                             Reported      Adjustments    As Restated
                                          -------------------------------------------

Net loss                                  $  (4,115,448)   $  (290,900)   $(4,406,348)
Net cash used in operating activities     $    (717,869)   $  (290,900)   $(1,008,769)
Purchases of property and equipment       $    (293,086)   $   290,900    $    (2,186)
                                          -------------    -----------    -----------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financials statements should be read in conjunction with the audited financial statements of the Company for the quarter ending June 30, 2007 and reviewed Financial Statements for the year ended December 31, 2006.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the three and six months ended June 30, 2007, the Company expensed all costs related to this facility development.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

OPTION TO PURCHASE LAND

On February 9, 2007, the Company paid a one time fee of $4,000 and signed a six-month option agreement to purchase 95 acres of vacant land in Lancaster, California for $95,000. The amount is currently showing on the balance sheet as a current asset.

PROFESSIONAL SERVICES AGREEMENTS

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm will prepare a design basis for a facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. As of June 30, 2007, the Company has incurred total costs of $309,000 of of which all were expensed to project development costs in the statement of operations.

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

NOTE 5 -STOCKHOLDERS' DEFICIT

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

In accordance with EITF 96-18, as of June 30, 2007, the options awarded to consultants we re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 122%, expected life of four years, risk free interest rate of 4.87% and no dividends.

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

The Company revalued the shares on June 1, 2007, vesting date, and recorded an additional adjustment of $234,375. On of June 1, 2007 the warrants were revalued at $5.40 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 129%, expected life of four and a half years, risk free interest rate of 4.97% and no dividends. The Company recorded an additional expense of $269,839 related to these vested warrants during the three months ended June 30, 2007.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2007, total compensation expense related to the common stock and warrants was $504,214 and $1,375,957 respectively, which is recorded within general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 6 -RELATED PARTY TRANSACTION

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

NOTE 7 -SUBSEQUENT EVENTS

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's cellulose fractions of municipal solid waste into ethanol fuels. The Company allocates operating expenses between project development and General and Administrative based on the ratio of employees dedicated to project development. The Company includes all engineering expenses in project development costs.

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

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the period ended June 30, 2007 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

In connection with the review of our consolidated financial statements for the period ended June 30, 2007, management identified an internal control deficiency that they considered to be, in the aggregate, a material weakness. This deficiency related to the inadequate training of accounting personnel leading to the untimely identification and resolution of certain accounting matters. Management considered this deficiency to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

The Company is in the process of retaining a financial reporting and accounting expert as its corrective action. Management believes that the retention of such expert will improve the Company's internal controls over financial reporting. The Company restated its Form 10-QSB for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007. Our board of directors determined, on November 14, 2007, that the original financial statements for the period in question should no longer be relied upon due to certain costs that were incorrectly capitalized.

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


DATED: November 19, 2007                         BLUEFIRE ETHANOL FUELS, INC.

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