Form 10QSB
period 2007-09-30
BLUEFIRE ETHANOL FUELS INC
filed 2007-11-19
CIK 1370489

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

On September 30, 2007, 21,603,514 shares of the Company's common stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                           PAGE

PART I     FINANCIAL STATEMENTS (UNAUDITED)

ITEM 1     CONSOLIDATED BALANCE SHEET                                      F-2
           CONSOLIDATED STATEMENTS OF OPERATIONS                           F-3
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                  F-4
           CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-5
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         3
ITEM 3     CONTROLS AND PROCEDURES                                           6

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS                                                 6
ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       6
ITEM 3     DEFAULTS UPON SENIOR SECURITIES                                   7
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7
ITEM 5     OTHER INFORMATION                                                 7
ITEM 6     EXHIBITS                                                          7


                        BLUEFIRE ETHANOL FUELS, INC. AND
                                   SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                             September 30, 2007
                                                             ------------------
ASSETS (Note 5)

Current assets:
  Cash and cash equivalents                                  $       1,354,215
  Prepaid expenses                                                      34,479
                                                             ------------------
    Total current assets                                             1,388,694

Prepaid fees to related party                                           30,000
Property, plant and equipment, net                                       2,212
Debt issuance costs                                                    196,376
                                                             ------------------

    Total assets                                             $       1,617,282
                                                             ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                           $         333,972
  Accrued liabilities                                                   79,315
  Accrued interest                                                      25,141
  Accrued interest to related parties                                   26,601
  Related party line of credit                                         593,100
  Convertible notes payable, net                                       388,317
                                                             ------------------
    Total current liabilities                                        1,446,446

Senior secured convertible notes payable, net                          106,849
                                                             ------------------
    Total liabilities                                                1,553,295

Commitments and contingencies (Note 3)                                       -

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares                            -
    authorized; none issued and outstanding
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 21,603,514 shares
    issued and outstanding                                              21,603
  Additional paid-in capital                                         8,322,900
  Deficit accumulated during the development stage                  (8,280,516)
                                                             ------------------
    Total stockholders' equity                                          63,987
                                                             ------------------

    Total liabilities and stockholders' equity               $       1,617,282
                                                             ==================

           See accompanying notes to consolidated financial statements





                                             BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT-STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                                                        From               From
                                                 For the           For the           For the       March 28, 2006     March 28, 2006
                                               Three Months      Three Months      Nine Months      (Inception)        (Inception)
                                                  Ended             Ended             Ended           Through            Through
                                              September 30,     September 30,     September 30,     September 30,     September 30,
                                                   2007              2006              2007             2006               2007
                                             ---------------   ---------------   ---------------   ---------------   ---------------

Revenues                                     $            -    $             -   $            -    $            -    $            -

Operating expenses:
  Project development                             1,172,351           153,120         2,558,459           211,756         3,024,461
  General and administrative                        765,860           236,841         3,562,441           254,760         4,645,636
                                             ---------------   ---------------   ---------------   ---------------   ---------------
Total operating expenses                          1,938,211           389,961         6,120,900           466,516         7,670,097

Operating loss                                   (1,938,211)         (389,961)       (6,120,900)         (466,516)       (7,670,097)

Other income and (expense):
  Other income                                          288             2,800               288             2,800             3,088
  Financing related charge                                -                 -          (211,660)                -          (211,660)
  Amortization of debt discount                    (338,505)                -          (338,505)                -          (338,505)
  Interest expense                                  (18,682)                -           (18,682)                -           (18,682)
  Related party interest expense                    (23,560)                -           (35,560)                -           (44,660)
                                             ---------------   ---------------   ---------------   ---------------   ---------------

Net loss                                     $   (2,318,670)   $     (387,161)   $   (6,725,019)   $     (463,716)   $   (8,280,516)
                                             ===============   ===============   ===============   ===============   ===============

Basic and diluted loss per
  common share                               $        (0.11)   $        (0.02)   $        (0.31)   $        (0.02)
                                             ===============   ===============   ===============   ===============
Weighted average common shares
  outstanding, basic and diluted                 21,586,237        21,028,264        21,512,081        19,057,447
                                             ===============   ===============   ===============   ===============

                                     See accompanying notes to consolidated financial statements





                                             BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT-STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                    Common Stock          Additional     During the
                                                          ------------------------------   Paid-in      Development    Stockholders'
                                                               Shares          Amount      Capital         Stage          Equity
                                                          --------------------------------------------------------------------------

Balances at December 31, 2006                                21,125,764       $ 21,126    $ 1,382,390   $ (1,555,497)  $  (151,981)
January 2007, private offering at $2.00 per share to            284,750            285        755,875              -       756,160
  unrelated individuals, including costs associated with
  private placement of 6,250 shares and $12,500 cash paid
Share based compensation related to employment                   10,000             10         39,890              -        39,900
  agreement in January 2007 $3.99 per share (Note 4)
Common shares issued for services in February 2007 at            37,500             38        138,837              -       138,875
  $5.92 per share (Note 4)
Adjustment to record remaining value of warrants at                   -              -        158,118              -       158,118
  $4.70 per share issued for services in February 2007
  (Note 4)
Common shares issued for services in March 2007 at               37,500             37        269,213              -       269,250
  $7.18 per share (Note 4)
Value of warrants at $6.11 for services vested in                     -              -        305,307              -       305,307
  March 2007 (Note 4)
Value of warrants at $5.40 for services vested in June                -              -        269,839              -       269,839
  2007 (Note 4)
Common shares issued for services in June 2007 at $6.25          37,500             37        234,338              -       234,375
  per share (Note 4)
Share based compensation related to employment                   37,500             37        227,883              -       227,920
  agreement in February 2007 $5.52 per share (Note 4)
Common Shares issued for services in August 2007                 13,000             13         65,901              -        65,914
  at $5.07 per share
Share based compensation related to options (Note 4)                  -              -      1,995,615              -     1,995,615
Value of warrants in August, 2007 for services at $4.18               -              -        107,459                      107,459
Relative fair value of warrants associated with                       -              -        332,255                      332,255
  convertible note agreements
Share issued under Stock option agreement at $2.00
  per share                                                      20,000             20         39,980              -        40,000
Allocation of warrant and beneficial conversion
  feature on senior secured convertible notes payable                 -              -      2,000,000              -     2,000,000
Net loss                                                              -              -              -     (6,725,019)   (6,725,019)
                                                          --------------------------------------------------------------------------
Balances at September 30, 2007 (unaudited)                   21,603,514       $ 21,603    $ 8,322,900   $ (8,280,516)  $    63,987
                                                          ==========================================================================

                                     See accompanying notes to consolidated financial statements




                                             BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT-STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                        From               From
                                                                    For the        March 28, 2006     March 28, 2006
                                                                  Nine Months        (Inception)        (inception)
                                                                     ended             Through            Through
                                                                 September 30,      September 30,      September 30,
                                                                     2007               2006               2007
                                                                ---------------    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $   (6,725,019)    $     (463,716)    $   (8,280,516)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Founders' shares                                                             -             17,000             17,000
Costs associated with purchase of Sucre Agricultural Corp                    -             (3,550)            (3,550)
Amortization of debt discount                                          338,504                  -            338,504
Discount on sale of stock associated with private placement            211,660                  -            211,660
Share-based compensation                                             3,705,114                  -          4,405,180
Depreciation                                                               260                  -                260
Changes in operating assets and liabilities:                                 -                  -                  -
Prepaid fees to related party                                                -            (30,000)           (30,000)
Prepaid expenses and other current assets                              (34,479)                 -            (34,479)
Debt placement costs                                                         -                  -                  -
Accounts payable                                                       267,023             63,940            333,970
Accrued liabilities                                                     86,762             21,000            104,456
Accrued interest to related party                                       26,601                  -             35,701
                                                                ---------------    ---------------    ---------------
Net cash used in operating activities                               (2,123,574)          (395,326)        (2,901,814)
                                                                ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   (2,471)                 -             (2,471)
                                                                ---------------    ---------------    ---------------
                                                                        (2,471)                 -             (2,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of Sucre Agricultural Corp.                     -            690,000            690,000
Proceeds from sale of stock through private placement                  544,500                  -            544,500
Proceeds from exercise of stock options                                 40,000                  -             40,000
Net proceeds from convertible notes payable                          2,400,000                  -          2,400,000
Proceeds from related party notes                                       25,000                  -            116,000
Proceeds from related party line of credit                             592,000              1,000            592,000
Repayment of related party notes and line of credit                   (124,000)                 -           (124,000)
                                                                ---------------    ---------------    ---------------
Net cash provided by financing activities                            3,477,500            691,000          4,258,500
                                                                ---------------    ---------------    ---------------

Net decrease in cash and cash equivalents                            1,351,455            295,674          1,354,215

Cash and cash equivalents, beginning of period                           2,760                  -                  -
                                                                ---------------    ---------------    ---------------

Cash and cash equivalents,end of period                         $    1,354,215     $      295,674     $    1,354,215
                                                                ===============    ===============    ===============

Supplemental disclosures of cash flow
information Cash paid during the period for:
Interest                                                        $       11,600     $            -     $       11,600
                                                                ===============    ===============    ===============
Income taxes                                                    $          800     $            -     $          800
                                                                ===============    ===============    ===============

                            See accompanying notes to consolidated financial statements

                                                        F-5

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements' Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in January 2007, and the issuance of convertible notes with warrants in July and in August 2007. In order for the Company's operations to continue, management will need to generate revenues from their intended operations sufficient to meet the Company's anticipated cost structure. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of September 30, 2007, the Company has a working capital deficit of approximately $57,752. In July and August 2007, the Company obtained $500,000 and $2,000,000 respectively, through the issuance of convertible promissory notes with warrants. The proceeds received are expected to be used in operations, and in funding plant design and development costs. Management has estimated that operating expenses for the period from October 2007 to December 2007 will approximate roughly $400,000, excluding engineering costs related to the development of bio-refinery projects. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $30 million for this first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's ("DOE") cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California, see
Note 7 for additional information. In March 2007, the Company was selected to receive a grant of approximately $1,000,000 in funding from the California Energy Commission ("CEC"). Under the DOE and CEC programs, the Company may be reimbursed for project specific costs including salaries, engineering, development, etc. However, the final provisions of the contracts have not been determined.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is in the process of reviewing terms for proposed financings to replace the line of credit provided by the Chief Executive Officer, repay the convertible promissory notes, and to fund the construction of their first plant in Lancaster, California. Management believes its plans will enable the Company to operate in the normal course of business until March 31, 2008.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financials statements should be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2006.

The results of operations for the three and nine-months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2007, the Company expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments consist of cash, cash equivalents and accounts payable. The related party note and line of credit cannot be evaluated because this is not an arms-length transaction.

LOSS PER COMMON SHARE

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2007, the Company had 1,970,000 options, 1,423,731 warrants and 475,060 conversion shares from senior secured convertible notes to purchase an aggregate of 3,868,791 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. There were no dilutive securities outstanding as of September 30, 2006.

CONCENTRATIONS OF CREDIT RISK

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

DEBT ISSUANCE COSTS

Debt issuance costs represent costs incurred related to the Company's senior secured convertible note payable. These costs are being amortized over the term of the note using the effective interest method.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On July 7, 2007, the Company entered into an agreement with two Directors to serve on the Company's Board. Under the terms of the agreement the individuals will receive annual compensation in the amount of $5,000 and a one-time grant of 5,000 shares of the Company's common stock. The common shares vest immediately. In addition, the Company renewed three of its existing Directors appointment, issued 1,000 shares to each and paid $5,000 to the one outside member. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $66,000 based on the fair market value of the Company's common stock of $5.07 on the date of the grant. As of September 30, 2007, the Company expensed all of the costs approximating $81,000 to general and administrative expenses.

OPTION TO PURCHASE LAND

On February 9, 2007, the Company paid a onetime fee of $4,000 and signed a six-month option agreement to purchase 95 acres of vacant land in Lancaster, California for $95,000. On August 21, 2007, the Company made an additional deposit of $1,500 to open escrow. Subsequent to September 30, 2007, the Company exercised the option to purchase the land, see Note 7.

PROFESSIONAL SERVICES AGREEMENTS

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm will prepare a design basis for a facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. As of September 30, 2007, the Company has incurred total costs of approximately $613,000 of which all were expensed to project development costs in the statement of operations.

NOTE 4 -STOCKHOLDERS' EQUITY

STOCK OPTION PLAN

On December 14, 2006, the Company's board of directors and shareholders approved the Company's 2006 Incentive and Non-statutory Stock Option Plan authorizing the issuance of options to purchase 10,000,000 shares of the Company's common stock. See Note 7 for discussion of subsequent event related to the modification of the Company's 2006 Incentive and Non-statutory Stock Option Plan. In addition on December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The Company accounts for the stock options to consultants under the provisions of EITF 96-18. Transactions involving the plan are summarized as follows:

Option Shares:

  Outstanding January 1, 2007                              1,990,000
  Exercised during the period                                (20,000)
                                                    -----------------
  Outstanding September 30, 2007                           1,970,000
                                                    =================

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2007, the Company amortized stock based compensation, including consultants, of approximately $305,000 to general and administrative expenses and $404,000 to project development expenses. During the nine months ended September 30, 2007, the Company amortized stock based compensation, including consultants, of approximately $1,119,000 to general and administrative expenses and $876,000 to project development expenses. Related to these options, the Company will record future employee compensation expense of approximately $570,000 and $2,300,000 during the years ending December 31, 2007 and December 31, 2008, respectively.

In accordance with EITF 96-18, as of September 30, 2007, the options awarded to consultants we re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 120%, expected life of four years, risk free interest rate of 3.97% and no dividends.

Private Offering

On January 5, 2007, the Company completed a private offering of its stock, and entered into subscription agreements with four accredited investors. In this offering, the Company sold an aggregate of 278,500 shares of the Company's common stock at a price of $2.00 per share for total proceeds of $557,000. The shares of common stock were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. In addition, the Company paid $12,500 in cash and issued 6,250 shares of their common stock as a finder's fee. The common stock was sold at a significant discount to the quoted market price of the Company's common stock. Thus, the Company calculated the excess discount associated with the sale of their stock at approximate $0.76 per share. The Company expensed approximately $211,000 to the accompanying statement of operations during the nine months ended September 30, 2007.

ISSUANCE OF COMMON STOCK RELATED TO EMPLOYMENT AGREEMENTS

In January 2007, the Company issued 10,000 shares of common stock to an employee in connection with an employment agreement. The shares were valued on the initial date of employment at $40,000 based on the closing market of the Company's common stock on that date. The Company expensed the value of the common stock within project development on the accompanying statement of operations during the nine months ended September 30, 2007.

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company's common stock. The common stock was valued at approximately $276,000 based on the closing market price of the Company's common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, September 1, and December 1, 2007. The Company is amortizing the fair value of the common stock over the vesting period. During the three months ended September 30, 2007, the Company recorded as compensation expense approximately $24,000 in project development and $44,000 within general and administrative expenses. During the nine months ended September 30, 2007, the Company recorded approximately $24,000 in project development and $204,000 within general and administrative expenses as compensation expense on the accompanying statement of operations.

PRIVATE PLACEMENT AGREEMENTS

During the three and nine months ending September 30, 2007, the Company has entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised. The debt issuance fees discussed below were paid in connection with one of these agreements. As of September 30, 2007, no amounts are due under the agreements.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -CONVERTIBLE NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

On July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 from the Company's Chief Financial Officer. Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum within 120 days of the note. The holders also receive warrants to purchase common stock at $5.00 per share. The warrants vest immediately and expire in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes are only convertible into shares of the Company's common stock in the event of a default. The conversion price is determined based on one third of the average of the last-trade prices of the Company's common stock for the ten trading days preceding the default date. Subsequent to September 30, 2007, the Company repaid the convertible promissory notes, see Note 7.

The fair value of the warrants was $990,367 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 113%, risk-free interest rate of 4.94%, dividend yield of 0%, and a term of five years.

The proceeds were allocated between the convertible notes payable and the warrants issued to the convertible note holders based on their relative fair values and resulted in $167,745 being allocated to the convertible notes and $332,255 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the convertible notes. The Company is amortizing the discount over the term of the convertible notes. During the three and nine months ended September 30, 2007, the Company amortized approximately $220,000 of the discount to interest expense.

In accordance with EITF 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company calculated the value of the beneficial conversion feature to be approximately $332,000 of which $167,744 was allocated to the convertible notes. However, since the convertible notes are only convertible upon a contingent event, the value will not be recorded until such event is triggered. Subsequent to September 30, 2007, all principal and accrued interest was returned to the investors, see Note 7.

SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On August 21, 2007, the Company issued senior secured convertible notes aggregating a total of $2,000,000 with two institutional accredited investors. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum, due August 21, 2009. On a quarterly basis, the Company has the option to pay interest due in cash or in stock. The senior secured convertible notes are secured by substantially all of the Company's assets. The total warrants issued pursuant to this transaction were 1,000,000 on a pro-rata basis to investors. These include class A warrants to purchase 500,000 shares of common stock at $5.48 per share and class B warrants to purchase an additional 500,000 shares of common stock at $6.32 per share. The warrants vest immediately and expire in three years. The convertible note holders have the option to convert the note into shares of the Company's common stock at $4.21 per share at anytime prior to maturity. If, before maturity, the Company consummates a Financing of at least $10,000,000 then the principal and accrued but unpaid interest of the senior secured convertible notes shall be automatically converted into shares of the Company's common stock at $4.21 per share.

The fair value of the warrants was approximately $3,500,000 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 118%, risk-free interest rate of 4.05%, dividend yield of 0% and a term of three years. The proceeds were allocated between the convertible note payable and the warrants issued to the convertible note holders based on their relative fair values and resulted in $728,571 being allocated to the senior secured convertible promissory notes and $1,279,429 allocated to the warrants. The resulting discount will be amortized over the life of the notes.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with EITF 98-05 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", as amended by EITF 00-27, the Company calculated the value of the beneficial conversion feature to be approximately $3,500,000 of which approximately $728,000 was allocated to the beneficial conversion feature resulting in 100% discount to the convertible promissory notes. During the three and nine months ended September 30, 2007, the Company amortized approximately $107,000 of the discount related to the warrants and beneficial conversion feature to interest expense.

In addition, the Company entered into a registration rights agreement with the holders of the senior secured convertible notes agreement whereby the Company is required to file an initial registration statement on Form SB-2 (or another applicable registration form) with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the secured convertible notes within 120 days of the Exchange Agreement (December 19, 2007). The registration statement must then be declared effective no later than 90 calendar days (March 18, 2008) from the initial filing date.

In the event the Company fails to file a registration statement within the 120 day period, the Company must pay the holder 3% of the face amount as liquidated damages. In the event that the Company fails to have the registration statement declared effective by the SEC by the dates described above, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to 2% of the aggregate purchase price paid by each Holder, for each month the registration statement remains uncured. In addition, if the Company does not complete a qualified financing within 120 days of the Exchange Agreement (December 19, 2007), the Company must pay the holder an additional 1% of the face amount as liquidated damages. Liquidated damages cannot exceed 15% of the face amount of the senior secured convertible notes. No accrual has been made to the accompanying financial statements as management does not believe that such damages are probable of being incurred.

DEBT ISSUANCE COSTS

Debt issuance fees and expenses of approximately $207,000 have been incurred in connection with the senior secured convertible note. These fees consist of a cash payment of $100,000 and the issuance of warrants to purchase 23,731 shares of common stock. The warrants have an exercise price of $5.45, vest immediately and expire in five years. The warrants were valued at approximately $107,000 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 118%, risk-free interest rate of 4.05%, dividend yield of 0% and a term of five years. These costs are being deferred and amortized over the term of the note. During the three and nine months ended September 30, 2007, the Company amortized approximately $11,000 of the debt issuance costs to interest expense.

                   BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT-STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -RELATED PARTY TRANSACTION

RELATED PARTY LINE OF CREDIT

In March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principal balance and interest, at 10% per annum, within 30 days of receiving qualified investment financing of $5,000,000 or more. As of September 30, 2007, the balance of the outstanding line of credit was $617,000 which included accrued interest of approximately $25,000. In addition, as of September 30, 2007 $907,000 was available on the line of credit.

NOTE 7 -SUBSEQUENT EVENTS

AMENDED AND RESTATED 2006 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN

On October 16, 2007, the Board reviewed the Corporation's 2006 Incentive and Nonstatutory Stock Option Plan. As such, it determined that the plan was to be used as a comprehensive equity incentive program for which the Board serves as the plan administrator; and therefore added the ability to grant restricted stock awards under the Plan.

Under the Amended and Restated Plan, an eligible person in the Corporation's service may acquire a proprietary interest in the Corporation in the form of shares or an option to purchase shares of the Corporation's common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the Amended and Restated Plan.

PAYMENT OF CONVERTIBLE PROMISSORY NOTE

On November 7, 2007, the Company re-paid all of its 10% convertible promissory notes dated July 13, 2007 to all its private investors totaling approximately $516,000 including interest of approximately $16,000.

EXERCISE OF LAND OPTION

On November 9, 2007, the Company issued a check in the amount of $96,851, toward the purchase of the Lancaster land.

DEPARTMENT OF ENERGY AWARD 1

On or around October 4, 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the Department of Energy pursuant to the total $40MM award announced in February 2007.

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

         o The Energy Policy Act provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. Department of Energy could provide loan guarantees up to $250,000,000 per qualified project. The Company has received approval of its pre-application and must now submit a final application for a loan guarantee of up to $200 Million Dollars to support the development of a 55 million gallon per year project in California to be located adjacent to an existing biomass power plant.

         o The 2005 Energy Act created a Biorefinery Demonstration Project Program under which $384,000,000 or another amount appropriated by Congress is available to fund up to three (3) biorefinery demonstration projects. Ultimately the Department of Energy was appropriated $385 Million Dollars for the program and granted awards of various size to six (6) companies of which BlueFire is one. In October, 2007 BlueFire signed the contract for the first phase of the grant program referred to by the DOE as "Award 1" for pre-construction activities.

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

BlueFire's initial planned projects in North America are projected as follows:

         o A facility that will process approximately 100 tons of green waste material to produce roughly 3 million gallons of ethanol annually. On November 9th BlueFire purchased the facility site which is located in Lancaster, California. Permit applications were filed on June 24th to allow for construction of the Lancaster facility. BlueFire is currently in preliminary engineering. Although the cost of construction is not readily determinable, the Company estimates the cost to be approximately $30 million for this first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2007, the Company expensed all costs related to the facility development.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of September 30, 2007, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

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

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

In connection with the review of our consolidated financial statements for the period ended September 30, 2007, management identified an internal control deficiency that they considered to be, in the aggregate, a material weakness. This deficiency related to the inadequate training of accounting personnel leading to the untimely identification and resolution of certain accounting matters. Management considered this deficiency to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

The Company is in the process of retaining a financial reporting and accounting expert as its corrective action. Management believes that the retention of such expert will improve the Company's internal controls over financial reporting. The Company restated its consolidated financial statements for the three and six-month periods ended June 30, 2007 on Form 10-QSB/A.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONVERTIBLE NOTES PAYABLE

On July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 from the Company's Chief Financial Officer. Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum within 120 days of the note. The convertible promissory note is convertible only upon default. The holders also receive warrants to purchase common stock at $5.00 per share. The warrants vest immediately and expire in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes are only convertible into shares of the Company's common stock in the event of a default. The conversion price is determined based on one third of the average of the last-trade prices of the Company's common stock for the ten trading days preceding the default date. On November 7, 2007, the Company re-paid all of its 10% convertible promissory notes dated July 13, 2007 to all its private investors totaling approximately $516,000 including interest of approximately $16,000.

SENIOR SECURED CONVERTIBLE NOTE PAYABLE

On August 21, 2007, the Company issued senior secured convertible notes aggregating a total of $2,000,000 with two institutional accredited investors. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum, due August 21, 2009. On a quarterly basis, the Company has the option to pay interest due in cash or in stock. The senior secured convertible notes are secured by substantially all of the Company's assets. The total warrants issued pursuant to this transaction were 1,000,000 on a pro-rata basis to investors. These include class A warrants to purchase 500,000 common stock at $5.48 per share and class B warrants to purchase an additional 500,000 shares of common stock at $6.32 per share. The warrants vest immediately and expire in three years. The convertible note holders have the option to convert the note into shares of the Company's common stock at $4.21 per share at any time prior to maturity. If, before maturity, the Company consummates a Financing of at least $10,000,000 then the principal and accrued unpaid interest of the senior secured convertible notes shall be automatically converted into shares of the Company's common stock at $4.21 per share. In addition, the Company entered into a registration rights agreement with the holders of the senior secured convertible notes agreement whereby the Company is required to file an initial registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the secured convertible notes within 120 days of the Exchange Agreement (December 19, 2007). The registration statement must then be declared effective no later than 90 calendar days (March 18, 2008), in the event of a full or no review by the Securities and Exchange Commission, days from the initial filing date.

In the event the Company fails to file a registration statement within the 120 day period, the Company must pay the holder 3% of the face amount as liquidated damages. In the event that the Company fails to have the registration statement declared effective by the SEC by the dates described above, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to 2% of the aggregate purchase price paid by each Holder, for each month the registration statement remains uncured. In addition, if the Company does not complete a qualified financing within 120 days of the Exchange Agreement (December 19, 2007), the Company must pay the holder an additional 1% of the face amount as liquidated damages. Liquidated damages cannot exceed 15% of the face amount of the senior secured convertible notes. No accrual has been made to the accompanying financial statements as management does not believe that such damages are probable of being incurred.

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