Form 10KSB
period 2007-12-31
BLUEFIRE ETHANOL FUELS INC
filed 2008-02-29
CIK 1370489

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(Issuer’s telephone number): (949) 588-3767

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Issuers revenues for its most recent fiscal year was $49,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2008 was $25,015,312 based on a closing price of $3.945.  On January 31, 2008, 28,061,553 shares of the Company’s common stock, par value $.001 per share, were outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): YES [  ] NO [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-KSB are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements,

•	economic, competitive, demographic, business and other conditions in our local and regional markets,

•	changes or developments in laws, regulations or taxes in the ethanol or energy industries,

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities,

•	competition in the ethanol industry,

•	the failure to obtain or loss of any license or permit,

•	success of the Arkenol Technology,

•	changes in our business and growth strategy (including our plant building strategy and co-location strategy), capital improvements or development plans,

•	the availability of additional capital to support capital improvements and development, and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this registration statement.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Our Company

We are BlueFire Ethanol Fuels, Inc., a Nevada corporation. Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or biorefineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to biorefineries worldwide. Our biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology. We may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc, a Nevada corporation, to accelerate our deployment of the Arkenol Technology.

Company History

We are a Nevada corporation that was initially organized as Atlanta Technology Group, Inc., a Delaware corporation, on October 12, 1993. The Company was re-named Docplus.net Corporation on December 31, 1998, and further re-named Sucre Agricultural Corp. (“Sucre”) and re-domiciled as a Nevada corporation on March 6, 2006.  Finally, on May 24, 2006, in anticipation of the reverse merger by which it would acquire BlueFire Ethanol, Inc. (“BlueFire”), a privately held Nevada corporation organized on March 28, 2006, as described below, the Company was re-named to its current name BlueFire Ethanol Fuels, Inc.

On June 27, 2006, the Company completed a reverse merger (the “Reverse Merger”) with BlueFire Ethanol, Inc. (“BlueFire Ethanol”).  At the time of Reverse Merger, the Company was a blank-check company and had no operations, revenues or liabilities. The only asset possessed by the Company was $690,000 in cash which continued to be owned by the Company at the time of the Reverse Merger. In connection with the Reverse Merger, the Company issued BlueFire Ethanol 17,000,000 shares of common stock, approximately 85% of all of the outstanding common stock of the Company, for all the issued and outstanding BlueFire Ethanol common stock. The Company stockholders retained 4,028,264 shares of Company common stock.  As a result of the Reverse Merger, BlueFire Ethanol became our wholly-owned subsidiary.  On June 21, 2006, prior to and in anticipation of the Reverse Merger, Sucre sold 3,000,000 shares of common stock to two related investors in a private offering of shares pursuant to Rule 504 for proceeds of $1,000,000.

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On February 25, 2008, the closing price of our Common Stock was $3.60 per share.

Our executive offices are located at 31 Musick, Irvine, California 92618 and our telephone number at such office is (949) 588-3767.

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or biorefineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to biorefineries worldwide. Our biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol.

We have licensed for use the Arkenol Technology, a patented process from Arkenol to produce ethanol from cellulose for sale into the transportation fuel market. We are the exclusive North America licensee of the Arkenol Technology.

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

Simply put, the process separates the biomass into two main constituents: cellulose and hemicellulose (the main building blocks of plant life) and lignin (the “glue” that holds the building blocks together), converts the cellulose and hemicellulose to sugars, ferments them and purifies the fermentation liquids into ethanol and other end-products.

ARK ENERGY

BlueFire may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy, Inc,, a Nevada corporation to accelerate BlueFire’s deployment of the Arkenol Technology. The opportunities consist of ARK Energy’s previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to us and we  valued these business assets based on management’s best estimates as to its actual costs of development. In the event we successfully finance the construction of a project that utilizes any of the transferred assets from ARK Energy, we are required to pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. We did not incur the costs of a third party valuation but based our valuation of the assets acquired by (i) an arms length review of the value assigned by ARK Energy to the opportunities are based on the actual costs it incurred in developing the project opportunities, and (ii) anticipated financial benefits to us.

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

In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot biorefinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation.

BIOREFINERY PROJECTS

WE ARE CURRENTLY IN THE DEVELOPMENT STAGE OF BUILDING BIOREFINERIES IN NORTH AMERICA.

We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. JGC will provide the preliminary design package for our first facility and work with our selected U.S. engineering company MECS (formerly Monsanto) to complete the detailed engineering design of the plant. This completed design should provide the blueprint for subsequent plant constructions.

We intend to build a facility that will process approximately 170 tons of green waste material to produce roughly 3 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site which is located in Lancaster, California.  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility. We are currently in preliminary engineering. Although the cost of construction is not readily determinable, we estimate the cost to be approximately $30 million for this first plant. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

We are also developing a facility for construction in a joint effort with the Department of Energy. This facility will use approximately 700 metric dry tons of green waste and wood waste currently disposed in the landfill to produce about 16.6 to 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized with Petro-Diamond, Inc. (“PDI”) for the purchase and sale of the ethanol produced from the facility. PDI is a significant blender of denatured ethanol into motor fuel in Southern California. We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. The remainder of financing for this project is yet to be determined.

The Company is simultaneously researching and considering other suitable locations for other similar biorefineries.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS AND SERVICES

None.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants. For example, we have entered into a Letter of Intent with PDI whereby PDI would purchase the ethanol produced by us in our 16.6 Million Gallon biomass-to-ethanol conversion facility upon its completion. Ethanol is currently blended year-round at PDI’s terminal facility located in Long Beach, California.

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER’S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

COMPETITION

Most of the ethanol supply in the United States is derived from corn according to the Renewable Fuels Association (“RFA”) website (HTTP://WWW.ETHANOLRFA.ORG/) and as of December 18, 2007 is produced at approximately 140 facilities, ranging in size from 300,000 to 110 million gallons per year, located predominately in the corn belt in the Midwest. According to the RFA, about 14% of the current production is by the Archer-Daniels-Midland Company with over 1 Billion gallons annually and an additional 550 million gallons of capacity being constructed/expanded currently.

Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the entire industry’s infrastructure is geared toward corn as the principal feedstock.

With the Arkenol Technology the principle difference from traditional processes apart from production technique is the acquisition and choice of feedstock. The use of a non-commodity based non-food related biomass feedstock enables us to use feedstock typically destined for disposal, i.e. wood waste, yard trimmings and general green waste. All ethanol producers regardless of production technique will fall subject to market fluctuation in the end product, ethanol.

Due to the feedstock variety we are able to process, we are able to locate production facilities in and around the markets where the ethanol will be consumed thereby giving us a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest and ship the ethanol to the end market.

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

INDUSTRY OVERVIEW

On December 19, 2007 President Bush signed into law the Energy Independence and Security Act of 2007.  The act provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel in 2022 16 billion gallon of which must come from cellulosic derived fuel.  Additionally, the Act called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

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

Studies published by the Renewable Fuel Association indicate that approximately 5.0 billion gallons of ethanol was consumed in 2006 in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

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

During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 6 billion gallons per year in 2007. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

In the United States, there are two principal commercial applications for ethanol. The first is as an oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who may make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 150 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 15 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 5 million flexible fuel vehicles on the road in the United States and automakers will produce several millions per year, offering further potential for significant growth in ethanol demand.

CELLULOSE TO ETHANOL PRODUCTION

In a recent report, “Outlook For Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstocks are more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The U.S. DOE and USDA in its April 2005 report “BIOMASS AS FEEDSTOCK FOR A BIOENERGY AND BIOPRODUCTS INDUSTRY: THE TECHNICAL FEASIBILITY OF A BILLION-TON ANNUAL SUPPLY” found that about one billion tons of cellulosic materials from agricultural and forest residues are available to produce more than one-third of the current U.S. demand for transportation fuels.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Currently, we have no dependence on one or a few major customers, although we have entered into a non-binding letter of intent with Petro-Diamond, Inc. to be our sole purchaser of ethanol from our proposed 16.6 million gallon plant in Southern California. We are negotiating definitive agreements but no definitive agreement has been signed with Petro-Diamond as of yet. See “DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.”

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sublicensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a one time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of December 31, 2007, we have not become obligated to pay any of these amounts. All sub-licenses issued by us will provide for payments of the license fees and royalties due Arkenol.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We are not subject to any government oversight for our current operations other than for corporate governance and taxes. However, the production facilities that we will be constructing will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

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

On December 19, 2007 President Bush signed into law the Energy Independence and Security Act of 2007.  The act provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel in 2022 16 billion gallon of which must come from cellulosic derived fuel.  Additionally, the Act called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Currently, ethanol-blended fuel is taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This would add approximately $1.4 billion to the highway trust fund revenue annually. The bill created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended. Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.  VEETC is scheduled to expire in 2010, if not extended by law.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal year ending 2006 (March 28, 2006 (Inception) to December 31, 2006), we spent roughly $466,002 on project development costs.

For the fiscal year ending  December 31, 2007, we spent approximately $4,930,739 on project development costs.

To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL)

We will be subject to extensive air, water and other environmental regulations and we will have to obtain a number of environmental permits to construct and operate our plants, including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit. In addition, we may have to complete spill prevention control and countermeasures plans.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We had 7 full time employees as of December 31, 2007 and 1 part time employee. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 6,425 square feet of furnished office space at 31 Musick, Irvine, California 92618 from Jeong Yun Kim for $11,565 per month until April 30, 2008, and then thereafter on a month-to-month basis.

On November 9, 2007, we issued a check in the amount of $96,851, towards the purchase of the land for the Lancaster facility totaling a purchase price of $109,108. The approximately 10 acre site is presently vacant and undisturbed except to occasional use by off road vehicles.  The site is flat and has no distinguishing characteristics and is adjacent to a solid waste landfill at a site that minimizes visual access from outside the immediate area.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate material legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter since we completed the Reverse Merger and began trading on July 11, 2006. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

September 30, 2006	$1.35	$6.80
December 31, 2006	$1.47	$4.00
March 31, 2007	$3.99	$7.70
June 30, 2007	$5.40	$7.15
September 30, 2007	$3.30	$6.40
December 31, 2007	$3.15	$5.01

HOLDERS

As of January 31, 2008 a total of 28,061,553 shares of the Company’s common stock are currently outstanding held by approximately 2,750 shareholders of record.

DIVIDENDS

We have not paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2006 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, AS AMENDED

In order to compensate our officers, directors, employees and/or consultants, on December 14, 2006 our Board of Directors approved and stockholders ratified by consent the 2006 Incentive and Non-Statutory Stock Option Plan (the “Plan”).  The Plan has a total of 10,000,000 shares reserved for issuance.

On October 16, 2007, the Board of Directors reviewed the Plan. As such, it determined that the Plan was to be used as a comprehensive equity incentive program for which the Board of Directors serves as the plan administrator and, therefore, amended the Plan (the “Amended and Restated Plan”) to add the ability to grant restricted stock awards.

Under the Amended and Restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the Amended and Restated Plan.

As of December 31, 2007, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	3,440,159 (1)	$2.48	6,559,841
Equity compensation not pursuant to a plan	602,203(3)	$3.88
Total	4,022,362

(1) Of this amount, 20,000 options have been exercised.
(2) Excludes shares of restricted stock issued under the Plan.
(3) Includes a warrant to purchase 200,000 shares of its common stock at an exercise price of $5.00 per share to a certain consultant issued by the Company on November 9, 2006, for consulting services.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT.

PLAN OF OPERATION

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

We have not developed our own proprietary technology but rather we are a licensee of the Arkenol Technology and therefore have benefited from Arkenol’s research and development efforts and cost expenditures.

Our business will encompass development activities culminating in the construction and long-term operation of ethanol production biorefineries.  As such, we are currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.  We do not plan to significantly increase our number of employees over the next 12 months.

For the next 12 months, our Plan of Operations is as follows:

•	Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America.

•
The Energy Policy Act of 2005 provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. Department of Energy (“DOE”) could provide loan guarantees up to $250 million per qualified project. We have received approval of its pre-application and must now submit a formal application for a loan guarantee of up to $200 million to support the development of a 55 million gallon per year project in California to be located adjacent to an existing biomass power plant.

•
The Energy Policy Act of 2005 created a Biorefinery Demonstration Project Program under which $384 million or another amount appropriated by Congress is available to fund up to three biorefinery demonstration projects.  Ultimately the DOE was appropriated $385 million for the program and granted awards of various size to six companies of which we are one. In October, 2007, we signed the contract for the first phase of the grant program referred to by the DOE as “Award 1” for pre-construction activities on our El Sobrante project.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

Our initial planned projects in North America are projected as follows:

•
A facility that will process approximately 170 tons of green waste material to produce roughly 3 million gallons of ethanol annually.  On November 9, 2007, we purchased the facility site which is located in Lancaster, California.  Permit applications were filed on June 24, 2007 to allow for construction of the Lancaster facility.  We are currently in preliminary engineering. Although the cost of construction is not readily determinable, we estimate the cost to be approximately $30 million for this first plant.  We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A facility proposed for development and construction at the El Sobrante Landfill located in Corona, California. This facility will use approximately 700 metric dry tons of green waste and wood waste currently disposed in the landfill to produce about 16.6 to 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized with Petro-Diamond for the purchase and sale of the ethanol produced from the facility.  We have received an Award from the DOE of up to $40 million for the El Sobrante Facility.  On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE.  This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award amount in February 2007.  The remainder of financing for this project is yet to be determined.

•
Several other opportunities are being evaluated by us in North America but no definitive plans have been made.  Discussions with various landfill owners are underway to duplicate the proposed development at the El Sobrante landfill although no definitive agreements have been reached.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.

During the twelve months ended December 31, 2007, proceeds of approximately $17,394,500 were received from the sale of securities in connection with various private placements. Additional proceeds of $40,000 were received from the exercise of stock options.

In addition, as our Projects develop to the point of construction, we anticipate significant purchases of long lead time item equipment for construction. As of December 31, 2007, we had cash and cash equivalents of approximately $13.0 million after paying off a related party revolving line of credit of approximately $631,000 which included accrued interest of approximately $37,800.

We expect to rely upon funds raised from this recent private placement, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward.  Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, as well as be sufficient to prepare our first two Projects for construction, at which point further funding will be necessary. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading “Revenue Recognition.” We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, “Summary of Organization and Significant Accounting Policies” in the notes to our audited financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

CASH AND CASH EQUIVALENTS

For purpose of the statement of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

We are currently a developmental-stage company and have recognized minimal revenues to date. We will recognize revenues from 1) consulting services rendered to potential sub licensees for development and construction of cellulose to ethanol projects, 2) sales of ethanol from our production facilities when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities.  During the twelve months ended December 31, 2007, we expensed all costs related to the facility development.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  We provide a valuation allowance to net deferred tax assets when it is deemed unlikely that we will recover such deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at December 31, 2007. The financial instruments consist of cash and accounts payable.

LOSS PER COMMON SHARE

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of December 31, 2007, the Company had options and warrants to purchase an aggregate of 10,673,853 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and was effective as of the first interim period beginning after January 1, 2006. During the period ended December 31, 2006, the Company adopted the provisions of SFAS 123(R).  No options were outstanding prior to adoption.

In July 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008 and is currently in the process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

RISK FACTORS

This registration statement contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Registration Statement. The following risk factors should be considered carefully in addition to the other information in this Registration Statement, before purchasing any of the Company’s securities.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have had limited operations and have incurred net losses of $15,831,915 for the period from March 28, 2006 (Inception) through December 31, 2007, of which $4,451,145 was cash used in our operating activities, and have generated minimal revenues from consulting and no revenues from operations. We have yet to begin ethanol production or construction of ethanol producing plants. Since the Reverse Merger, we have been engaged in organizational activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We anticipate beginning construction of a plant within the next 6 months and expect to complete the project and to begin production of ethanol within the next 24 months. Although the cost of construction is not readily determinable, we estimate the cost of our first facility to be approximately $30 million.  We plan to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

OUR CELLULOSE-TO-ETHANOL TECHNOLOGIES ARE UNPROVEN ON A LARGE-SCALE COMMERCIAL BASIS AND PERFORMANCE COULD FAIL TO MEET PROJECTIONS, WHICH COULD HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

While production of ethanol from corn, sugars and starches is a mature technology, newer technologies for production of ethanol from cellulose biomass have not been built at large commercial scales. The technologies being utilized by us for ethanol production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to the Arkenol Technology have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or at all.

OUR BUSINESS EMPLOYS LICENSED ARKENOL TECHNOLOGY WHICH MAY BE DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We currently license our technology from Arkenol.  Arkenol owns 11 U.S. patents, 21 foreign patents, and has one foreign patent pending and may file more patent applications in the future. Our success depends, in part, on our ability to use the Arkenol Technology, and for Arkenol to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or Arkenol will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the Arkenol Technology or design around it.

It is possible that we may need to acquire other licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents in bringing patent infringement suits against other parties based on our licensed patents.

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

OUR SUCCESS DEPENDS UPON ARNOLD KLANN, OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, AND JOHN CUZENS, OUR CHIEF TECHNOLOGY OFFICER AND SENIOR VICE PRESIDENT.

We believe that our success will depend to a significant extent upon the efforts and abilities of (i) Arnold Klann, our Chairman and Chief Executive Officer, due to his contacts in the ethanol and cellulose industries and his overall insight into our business, and (ii) John Cuzens, our Chief Technology Officer and Senior Vice President for his technical and engineering expertise, including his familiarity with the Arkenol Technology. Our failure to retain Mr. Klann or Mr. Cuzens, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our officers. See Part III Item 9 for more details on Management.

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

OUR BUSINESS PROSPECTS WILL BE IMPACTED BY CORN SUPPLY.

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

INCREASED ETHANOL PRODUCTION FROM CELLULOSE IN THE UNITED STATES COULD INCREASE THE DEMAND AND PRICE OF FEEDSTOCKS, REDUCING OUR PROFITABILITY.

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

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING TO CONSTRUCT AND OPERATE OUR BIOREFINERY PROJECTS AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

Our business plan depends on the completion of up to 19 numerous biorefinery projects. Although each facility will have specific funding requirements, a proposed facility in Los Angeles County will require approximately $30 million to fund. We will be relying on additional financing, and funding from such sources as The Energy Policy Act grants and loan guarantee programs, and the Biorefinery Demonstration Project Program.  We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

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

LAX ENFORCEMENT OF ENVIRONMENTAL AND ENERGY POLICY REGULATIONS MAY ADVERSELY AFFECT DEMAND FOR ETHANOL

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emission standards continues, we will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

Our shares are traded on the OTCBB and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

OUR COMMON STOCK PRICE HAS FLUCTUATED CONSIDERABLY AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SUCH SHARES WERE PURCHASED

The market price of our common stock may fluctuate significantly.  Between July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2007, the high and low price for our common stock has been $7.90 and $1.30 per share, respectively.  Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors and finding funding sources.

OUR COMMON STOCK MAY BE CONSIDERED “A PENNY STOCK” AND MAY BE DIFFICULT FOR YOU TO SELL

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since July 11, 2006, and may continue to be less than $5.00 per share, and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with this annual report on Form 10-KSB for our fiscal period ending December 31, 2007, we are required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-KSB for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which has resulted in increased general and administrative expenses and has shifted management time and attention from revenue-generating activities to compliance activities. There can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

Any failure to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS

The Company’s Chairman and President controls approximately 48.5% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of January 31, 2008, we had 28,061,553 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2007	F-2

    Consolidated Statements of Operations for the year ended December 31, 2007, for the period from March 28, 2006 (Inception) to December 31, 2006 and for the period from March 28, 2006 (Inception) to December 31, 2007
F-3

Consolidated Statements of Stockholders Equity (Deficit) for the period from March 28, 2006 (Inception) to December 31, 2006, and for the year ended December 31, 2007	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2007, the period from March 28, 2006 (Inception) to December 31, 2006, and for the period from March 28, 2006 (Inception) to December 31, 2007
F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders  BlueFire Ethanol Fuels, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of BlueFire Ethanol Fuels, Inc. and subsidiary, a development-stage company, (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2007, the period from March 28, 2006 (“Inception”) to December 31, 2006, and for the period from Inception to December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance  about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of BlueFire Ethanol Fuels, Inc. and subsidiary, as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, the period from Inception to  December 31, 2006, and the period from Inception to December 31, 2007, in conformity with accounting  principles generally accepted in the United States of America.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
February 22, 2008

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$13,031,939
Accounts receivable	49,000
Prepaid expenses	16,542
Total current assets	13,097,481

Prepaid fees to related party	30,000
Property and equipment, net of accumulated depreciation of $406	151,007

Total assets	$13,278,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$382,679
Accrued liabilities	267,671
Total current liabilities	650,350

Commitments and contingencies (Note6)	-

Stockholders’ equity (deficit):
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000
shares authorized; 28,061,553 shares
issued and outstanding	28,061
Additional paid-in capital	28,431,992
Deficit accumulated during the development stage	(15,831,915)
Total stockholders’ equity	12,628,138

Total liabilities and stockholders’ equity	$13,278,488

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,	From March 28, 2006 (Inception) Through December 31,	From March 28, 2006 (Inception) Through December 31,
	2007	2006	2007

Revenues	$49,000	$-	$49,000

Operating expenses:
Project development, including stock based compensation of $2,387,634, $2,500 and $2,390,134, respectively	4,930,739	466,002	5,396,741
General and administrative, including stock based compensation of $4,061,808, $112,311 and $4,174,119, respectively	5,595,125	1,083,195	6,678,320
Total operating expenses	10,525,864	1,549,197	12,075,061

Operating loss	(10,476,864)	(1,549,197)	(12,026,061)

Other income and (expense):
Other income	18,903	2,800	21,703
Financing related charge	(211,660)	-	(211,660)
Amortization of debt discount	(676,982)	-	(676,982)
Interest expense	(56,097)	-	(56,097)
Related party interest expense	(55,348)	(9,100)	(64,448)
Loss on extinguishment of debt	(2,818,370)	-	(2,818,370)

Net loss	$(14,276,418)	$(1,555,497)	$(15,831,915)

Basic and diluted loss per common share	$(0.65)	$(0.08)
Weighted average common shares outstanding, basic and diluted	21,848,126	19,711,225

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Stockholders' Equity (Deficit)
Balance at March 28, 2006 (inception)	-	$-	$-	$-	$-
Issuance of founder’s share at $.001 per share	17,000,000	17,000			17,000
Common shares retained by Sucre Agricultural Corp., Shareholders	4,028,264	4,028	685,972	-	690,000
Costs associated with the acquisition of Sucre Agricultural Corp.			(3,550)		(3,550)
Common shares issued for services in November 2006 at $2.99 per share (Note 5)	37,500	38	111,962	-	112,000
Common shares issued for services in November 2006 at $3.35 per share (Note 5)	20,000	20	66,981	-	67,001
Common shares issued for services in December 2006 at $3.65 per share (Note 5)	20,000	20	72,980	-	73,000
Common shares issued for services in December 2006 at $3.65 per share (Note 5)	20,000	20	72,980	-	73,000
Estimated value of common shares at $3.99 per share and warrants at $2.90 issuable for services upon vesting in February 2007 (Note 5)	-	-	160,000	-	160,000
Share-based compensation related to options (Note 6)	-	-	114,811	-	114,811
Share-based compensation related to warrants (Note 6)	-	-	100,254	-	100,254
Net Loss	-	-	-	(1,555,497)	(1,555,497)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Stockholders' Equity (Deficit)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)
Common shares issued for cash in January 2007, at $2.00 per share to unrelated individuals, including costs associated with private placement of 6,250 common shares and $12,500 cash paid	284,750	285	755,875	-	756,160
Amortization of share based compensation related to employment agreement in January 2007 $3.99 per share	10,000	10	39,890	-	39,900
Common shares issued for services in February 2007 at $5.92 per share	37,500	38	138,837	-	138,875
Adjustment to record remaining value of warrants at $4.70 per share issued for services in February 2007	-	-	158,118	-	158,118
Common shares issued for services in March 2007 at $7.18 per share	37,500	37	269,213	-	269,250
Fair value of warrants at $6.11 for services vested in March 2007	-	-	305,307	-	305,307
Fair value of warrants at $5.40 for services vested in June 2007	-	-	269,839	-	269,839
Common shares issued for services in June 2007 at $6.25 per share	37,500	37	234,338	-	234,375
Share-based compensation related to employment agreement in February 2007 $5.50 per share	50,000	50	274,951	-	275,001
Common shares issued for services in August 2007 at $5.07 per share	13,000	13	65,901	-	65,914
Share-based compensation related to options	-	-	4,692,863	-	4,692,863
Fair value of warrants issued in August 2007 for debt placement services valued at $4.18 per share	-	-	107,459	-	107,459
Relative fair value of warrants associated with July 2007 convertible note agreement	-	-	332,255	-	332,255
Exercise of stock options in July 2007 at $2.00 per share	20,000	20	39,980	-	40,000
Relative fair value of warrants and beneficial conversion feature in connection with the $2,000,000 convertible note payable in August 2007	-	-	2,000,000	-	2,000,000
Stock issued in lieu of Interest payments on the senior secured convertible note at $4.48 and $2.96 per share in October and December 2007	15,143	15	55,569	-	55,584
Conversion of $2,000,000 note payable in August 2007 at $2.90 per share	689,655	689	1,999,311	-	2,000,000
Common shares issued for cash at $2.70 per share, December 2007, net of legal costs of $90,000 and placement agent cost of $1,050,000	5,740,741	5,741	14,354,259	-	14,360,000
Loss on extinguishment of debt in December 2007	-	-	955,637	-	955,637
Net loss	-	-	-	(14,276,418)	(14,276,418)
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$12,628,138

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,	From March 28, 2006 (Inception) to December 31,	From March 28, 2006 (Inception) to December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(14,276,418)	$(1,555,497)	$(15,831,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders shares	-	17,000	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	(3,550)	(3,550)
Interest expense on beneficial conversion feature of convertible notes	676,983	-	676,983
Loss on extinguishment of convertible debt	2,718,370	-	2,718,370
Common stock issued for interest on convertible notes	55,585	-	55,585
Discount on sale of stock associated with private placement	211,660	-	211,660
Share-based compensation	6,449,441	700,066	7,149,507
Depreciation	409	-	409
Changes in operating assets and liabilities:
Accounts receivable	(49,000)	-	(49,000)
Prepaid fees to related party	-	(30,000)	(30,000)
Prepaid expenses and other current assets	(16,542)	-	(16,542)
Accounts payable	315,729	66,949	382,678
Accrued liabilities	249,978	17,692	267,670
Accrued interest to related party	(9,100)	9,100	-
Net cash used in operating activities	(3,672,905)	(778,240)	(4,451,145)

Cash flows from investing activities:
Acquisition of property and equipment	(151,416)	-	(151,416)

Cash flows from financing activities:
Cash received in acquisition of Sucre Agricultural Corp.	-	690,000	690,000
Proceeds from sale of stock through private placement	544,500	-	544,500
Proceeds from exercise of stock options	40,000	-	40,000
Proceeds from issuance of common stock	14,360,000	-	14,360,000
Proceeds from convertible notes payable	2,500,000	-	2,500,000
Repayment of notes payable	(500,000)	-	(500,000)
Proceeds from related party notes payable	25,000	91,000	116,000
Repayment of related party notes payable	(116,000)	-	(116.000)
Net cash provided by financing activities	16,853,500	781,000	17,634,500

Net increase in cash and cash equivalents	13,029,179	2,760	13,031,939

Cash and cash equivalents beginning of period	2,760	-	-
Cash and cash equivalents end of period	$13,031,939	$2,760	$13,031,939

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$56,375	$-	$56,375
Income taxes	$800	$800	$800
Supplement schedule of noncash investing and financing activities:
Conversion of senior secured convertible notes payable	$2,000,000	$-	$2,000,000
Interest converted to common stock	$55,569	$-	$55,569
Fair value of warrents issued to placement agents	$725,591	$-	$725,591

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. (“BlueFire”) was incorporated in the state of Nevada on March 28, 2006 (“Inception”). BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

BlueFire’s business will encompass development activities leading to the construction and long-term operation of production facilities. BlueFire is currently in the development stage of deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels. The Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”). Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on 19 project opportunities, that management estimates is worth approximately $16,000,000, which may be used by BlueFire to accelerate its deployment of the Arkenol technology.

On June 27, 2006, BlueFire completed a reverse acquisition of Sucre Agricultural Corp. (“Sucre”), a Delaware corporation. At the time of acquisition, Sucre had no operations, revenues or liabilities. The only asset possessed by Sucre was $690,000 in cash which was included in the acquisition. Sucre was considered a blank-check company prior to the acquisition. In connection with the acquisition Sucre issued BlueFire 17,000,000 shares of common stock, approximately 85% of the outstanding common stock of Sucre, for all the issued and outstanding BlueFire common stock. The Sucre stockholders retained 4,028,264 shares of Sucre common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in January 2007, the issuance of convertible notes with warrants in July and in August 2007 and from the sale of the Company’s common stock in December 2007. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2007, the Company has working capital of approximately $12,450,000. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock.  The proceeds received are expected to be used in operations, and in funding plant design and development costs.  Management has estimated that cash operating expenses for the next twelve months will approximate roughly $2,400,000, excluding engineering costs related to the development of bio-refinery projects.  Although the costs of construction is not readily determinable, the Company estimates the cost to be approximately $30 million for its first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

Changes in Reporting Entity

The acquisition of Sucre Agricultural Corp. by BlueFire Ethanol, Inc., as discussed in Note 1, was accounted for as a reverse acquisition, whereby the assets and liabilities of BlueFire are reported at their historical cost since the entities are under common control immediately after the acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The assets and liabilities of Sucre, which were not significant, were recorded at fair value on June 27, 2006, the date of the acquisition. No goodwill was recorded in connection with the reverse acquisition since Sucre had no business. The reverse acquisition resulted in a change in the reporting entity of Sucre, for accounting and reporting purposes. Accordingly, the financial statements herein reflect the operations of BlueFire from Inception and Sucre from June 27, 2006, the date of acquisition, through December 31, 2006. The 4,028,264 shares retained by the stockholders of Sucre have been recorded on the date of acquisition of June 27, 2006.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Ethanol Fuels, Inc., and its wholly-owned subsidiary BlueFire Ethanol, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the fair value of options and warrants issued during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions located in Southern California. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance.

Depreciation

The Company’s fixed assets are depreciated using primarily the straight-line method over a period ranging from one to five years.

Revenue Recognition

The Company is currently a developmental-stage company. The Company recognizes revenues from 1) consulting services rendered to potential sublicensees for development and construction of cellulose to ethanol projects, and 2) will recognize sales of ethanol from its production facilities when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the year ended December 31, 2007, for the period from March 28, 2006 (Inception) to December 31, 2006, and for the period from March 28, 2006 (Inception) to December 31, 2007 research and development costs included in Project Development were approximately $2,543,000, $464,000 and $3,084,000 respectively.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”  under the direction of Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (“EITF 00-27”), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its Embedded Conversion Features (“ECF’s”) in accordance with EITF” 06-6”).  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19.”Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-16”).

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with the issuance of common stock for gross proceeds of $15,500,000 in December  2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act.  The Company filed that registration statement on December 18, 2007 and is required under the registration rights agreement to have that registration statement declared effective by the Securities and Exchange Commission (“SEC”) by May 12, 2008 and March 18, 2008, respectively. In the event the registration statement is not declared effective by these date, the Company will be required to pay liquidated damages equal to 1% per 30 day period equal to the purchase price paid by the investors. As of December 31, 2007, the Company does not believe that damages are probable and thus no amounts have been accrued in the accompanying consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation was effective for the Company on January 1, 2007. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The financial instruments consist of cash, accounts receivable and accounts payable. The fair value of the financial instruments approximates the carrying value at December 31, 2007.

Risks and Uncertainties

The Company’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company’s industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $100,000. At times, the Company has cash deposits in excess of federally and institutional insured limits.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2007 and for the period from March 28, 2006 (Inception) to December 31, 2006, the Company had approximately 3,287,000 and 1,990,000 options and 7,387,000 and 200,000 warrants, respectively, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

Debt Issuance Costs

Debt issuance costs represent costs incurred related to the Company’s senior secured convertible note payable. These costs were amortized over the term of the note using the effective interest method and expensed upon conversion of senior secured convertible note (Note 5).

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under SFAS No. 123(R), “Share-Based Payment”. Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

The Company measures compensation expense for its non-employee stock-based compensation under EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position, results of operations or cash flows.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is an elective, irrevocable election to measure eligible financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The election may only be applied at specified election dates and to instruments in their entirety rather than to portions of instruments. Upon initial election, the entity reports the difference between the instruments’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. At each subsequent reporting date, an entity reports in earnings, unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. Early adoption of SFAS 159 is permitted provided the entity also elects to adopt the provisions of SFAS 157 as of the early adoption date selected for SFAS 159. The Company is currently evaluating the provisions of SFAS 159 at this time.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, changes in accounting for deferred tax asset valuation allowances be expensed after the measurement period, and acquired income tax uncertainties be expensed after the measurement period. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position, results of operations or cash flows.

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California.

During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. As of December 31, 2007, the Company has not recorded a receivable related to the DOE contract as it cannot be readily estimated due to the uncertainty of the allowable reimbursables and the reimbursable period.

California Energy Commission

In March 2007, the Company was selected to receive an award of approximately $1,000,000 in funding from the California Energy Commission (“CEC”). After careful review and consideration of the CEC Grant Agreement, in January 2008, the Company determined it would be to the best interest of its shareholders to decline the acceptance of the grant. The terms under which the Company would have received the grant come at a premium and clouds otherwise clear ownership structures of the Company’s technology and its commercial projects.  When compared to other available funding sources this presents difficulties to the Company’s ongoing fund raising activities with private parties. Thus, the Company believes it would not be the best interest of their shareholders to execute the agreement.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

December 31, 2007
Land	$109,108
Furniture and fixtures	35,629
Office equipment	6,676
151,413
Accumulated depreciation	(406)
$151,007

Purchase of Lancaster Land

On November 9 2007, the Company purchased approximately 10 acres of land in Lancaster, California for approximately $109,000, including certain site surveying and other acquisition costs. The Company intends to use the land for the construction of their first pilot refinery plant.

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable

On July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 from the Company’s Chief Financial Officer.  Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum within 120 days of the note.  The holders also receive warrants to purchase common stock at $5.00 per share. The warrants vest immediately and expire in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes are only convertible into shares of the Company’s common stock in the event of a default. The conversion price is determined based on one third of the average of the last-trade prices of the Company’s common stock for the ten trading days preceding the default date.

The fair value of the warrants was $990,367 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 113%, risk-free interest rate of 4.94%, dividend yield of 0%, and a term of five years.

The proceeds were allocated between the convertible notes payable and the warrants issued to the convertible  note holders based on their relative fair values and resulted in $167,744 being allocated to the convertible notes and $332,256 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the convertible notes.  The Company is amortizing the discount over the term of the convertible notes. During the year ended December 31, 2007, the Company amortized $332,256 of the discount to interest expense.

In accordance with EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company calculated the value of the beneficial conversion feature to be approximately $332,000 of which $167,744 was allocated to the convertible notes. However, since the convertible notes are only convertible upon a contingent event, the value will not be recorded until such event is triggered.

On November 7, 2007, the Company re-paid the 10% convertible promissory notes totaling approximately $516,000 including interest of approximately $16,000.  This included approximately $800 of accrued interest to the Company’s Chief Financial Officer.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Convertible Notes Payable

On August 21, 2007, the Company issued senior secured convertible notes aggregating a total of $2,000,000 with two institutional accredited investors.  Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum, due August 21, 2009. On a quarterly basis, the Company has the option to pay interest due in cash or in stock.  The senior secured convertible notes were secured by substantially all of the Company’s assets. The total warrants issued pursuant to this transaction were 1,000,000 on a pro-rata basis to investors. These include class A warrants to purchase 500,000 common stock at $5.48 per share and class B warrants to purchase an additional 500,000 shares of common stock at $6.32 per share. The warrants vested immediately and expire in three years. The senior secured convertible note holders have the option to convert the note into shares of the Company’s common stock at $4.21 per share at any time prior to maturity. If, before maturity, the Company consummates a Financing of at least $10,000,000 then the principal and accrued unpaid interest of the senior secured convertible notes shall be automatically converted into shares of the Company’s common stock at $4.21 per share.

The fair value of the warrants was approximately $3,500,000 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 118%, risk-free interest rate of 4.05%, dividend yield of 0% and a term of three years.  The proceeds were allocated between the senior secured convertible notes and the warrants issued to the convertible note holders based on their relative fair values and resulted in $728,571 being allocated to the senior secured convertible promissory notes and $1,279,429 allocated to the warrants. The resulting discount was to be amortized over the life of the notes.

In accordance with EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27, the Company calculated the value of the beneficial conversion feature to be approximately $1,679,000 of which approximately $728,000 was allocated to the beneficial conversion feature resulting in 100% discount to the convertible promissory notes. During the year ended December 31, 2007, the Company amortized approximately $312,000 of the discount related to the warrants and beneficial conversion feature to interest expense and $1,688,000 to loss on extinguishment, see below for discussion.

In addition, the Company entered into a registration rights agreement with the holders of the senior secured convertible notes agreement whereby the Company is required to file an initial registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the secured convertible notes within 120 days of the Exchange Agreement (December 19, 2007).  The registration statement was filed with the SEC on December 19, 2007.  The registration statement must then be declared effective no later than 90 calendar days (March 18, 2008), in the event of a full or no review by the Securities and Exchange Commission, days from the initial filing date.

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

Modification of Conversion Price and Warrant Exercise Price on Senior Secured Convertible Note Payable

On December 3, 2007, the Company modified the conversion price into common stock on its outstanding senior secured convertible notes from $4.21 to $2.90 per share. The Company also modified the exercise price of the Class A and B warrants issued with convertible notes from $5.48 and $6.32, respectively, to $2.90 per share.

In accordance with EITF 96-19 and EITF 06-6, the Company recorded an extinguishment loss of approximately $2,818,000 for the modification of the conversion price as the fair value of the conversion price immediately before and after the modification was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification.  The loss on extinguishment was determined based on the difference between the fair value of the new instruments issued and the previous carrying value of the convertible debt at the date of extinguishment. Upon modification, the carrying amount of the senior secured convertible notes payable of $2,000,000 and accrued interest of approximately $33,000 was converted into a total of 700,922 shares of common stock at $2.90 and $2.96 per share, respectively.  Prior to the modification, during the quarter ended September 30, 3007, the Company satisfied its interest obligation of approximately $20,000 by issuing 3,876 shares of the Company’s common stock at $4.48 per share in lieu of cash.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The extinguishment loss and non-cash interest expense for the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of 4.72 years, risk free interest rate of 3.28%, market price per share of $3.26, and no dividends.

Debt Issuance Costs

Debt issuance fees and expenses of approximately $207,000 have been incurred in connection with the senior secured convertible note. These fees consist of a cash payment of $100,000 and the issuance of warrants to purchase 23,731 shares of common stock. The warrants have an exercise price of $5.45, vest immediately and expire in five years. The warrants were valued at approximately $107,000 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 118%, risk-free interest rate of 4.05%, dividend yield of 0% and a term of five years. These costs were amortized over the term of the note using the effective interest method and expensed upon conversion of senior secured convertible note.  During the year ended December 31, 2007, the Company amortized approximately $32,000 of the debt issuance costs to interest expense and approximately $175,000 to loss on extinguishment, see above for further discussion.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 27, 2006, the Company entered into employment agreements with three key employees. The employment agreements are for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000 per year.

Board of Director Arrangements

On July 7, 2007, the Company entered into an agreement with two Directors to serve on the Company’s Board.  Under the terms of the agreement the individuals will receive annual compensation in the amount of $5,000 and a one-time grant of 5,000 shares of the Company’s common stock.  In addition, the Company renewed three of its existing Directors appointment, issued 1,000 shares to each and paid $5,000 to the one outside member.  Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000.  The value of the common stock granted was determined to be approximately $66,000 based on the fair market value of the Company’s common stock of $5.07 on the date of the grant.  During the year ended December 31, 2007, the Company expensed approximately $81,000 related to the agreements.

On June 27, 2006, the Company entered into an agreement with four individuals to join the Company’s board of directors. Under the terms of the agreement the individuals will receive annual compensation in the amount of $5,000 and received a one-time grant of 5,000 shares of the Company’s common stock.  The value of the common stock granted was determined to be approximately $67,000 based on the estimated fair market value of the Company’s common stock over a reasonable period of time near the date of grant.  During the year ended December 31, 2006, the Company expensed approximately $87,000 related to the agreements.

Investor Relations Agreements

On November 9, 2006, the Company entered into an agreement with a consultant. Under the terms of the agreement, the Company is to receive investor relations and support services in exchange for a monthly fee of $7,500, 150,000 shares of common stock, warrants to purchase 200,000 shares of common stock at $5.00 per share, expiring in five years, and the reimbursement of certain travel expenses. The common stock and warrants vested in equal amounts on November 9, 2006, February 1, 2007, April 1, 2007 and June 1, 2007. The Company accounted for the agreement under the provisions of EITF 96-18.

At December 31, 2006, the consultant was vested in 37,500 shares of common stock.  The shares were valued at $112,000 based upon the closing market price of the Company’s common stock on the vesting date. The warrants were valued on the vesting date at $100,254 based on the Black-Scholes option pricing model using the following assumptions: volatility of 88%, expected life of five years, risk free interest rate of 4.75% and no dividends. The value of the common stock and warrants was recorded in general and administrative expense on the accompanying statement of operations.

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

On March 31, 2007, the fair value of the vested common stock issuable under the contract based on the closing market price of the Company’s common stock was $7.18 per share and thus expensed $269,250. As of March 31, 2007, the Company estimated the fair value of the vested warrants issuable under the contract to be $6.11 per share. The warrants were valued on March 31, 2007 based on the Black-Scholes option pricing model using the following assumptions: volatility of 114%, expected life of five years, risk free interest rate of 4.58% and no dividends. The Company recorded an additional estimated expense of approximately $305,000 related to the remaining unvested warrants.

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

During the year ended December 31, 2007, total compensation expense related to the common stock and warrants was $642,500 and $733,264, respectively.
.
On December 18, 2006, the Company entered into a consulting agreement with two individuals.  Each consultant shall support the strategic, financial and market objectives of the Company.  Under the terms of the agreement each consultants received 20,000 restricted shares of the Company’s common stock.  The value of each of the individuals common stock was determined to be approximately $73,000 based on the closing market price of the Company’s common stock on the date of the agreement and was expensed to general and administrative expenses on the accompanying statement of operations. The shares vested immediately and are not at risk for forfeiture.

Professional Services Agreement

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm will prepare a design basis for a pilot facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. As of December 31, 2007, the Company has incurred total costs of $970,000 of which all were expensed under project development on the accompanying statement of operations.

NOTE 7 -STOCKHOLDERS’ EQUITY

Founders Shares

In March 2006, upon incorporation BlueFire Ethanol, Inc. issued 10,000 shares of $1.00 par value common stock to various individuals. The shares were recorded at their par value of $10,000 and expensed. In connection with the reverse acquisition, as discussed in Note 2, these individuals received an aggregate of 17,000,000 shares of Sucre’s common stock with a par value of $0.001 per share. At the time of the transaction, BlueFire Ethanol, Inc. did not have sufficient paid-in capital to reclass the additional par value of the common shares to common stock, thus the Company expensed an additional $7,000 during the period from March 28, 2006 (Inception) to December 31, 2006. The amounts were recorded as general and administrative expense on the accompanying statement of operations for the period from March 28, 2006 (Inception) to December 31, 2006..

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Costs

In connection with the acquisition of Sucre, the Company incurred legal costs of $3,550. The costs have been treated as a reduction of additional paid-in capital during the period from March 28, 2006 (Inception) to December 31, 2006.

Financing Prior to Reverse Acquisition.

Prior to the reverse acquisition, Sucre entered into an agreement with an investor for the sale of 3,000,000 shares of the Sucre’s common stock for gross proceeds of $1,000,000. The previous management of Sucre erroneously issued 4,000,000 shares of Sucre’s common stock to the investor. To date, the excess shares of 1,000,000 have not been returned to the transfer agent. The Company has demanded the return of the 1,000,000 and is actively pursuing every possible channel to get the shares returned. Since the Company cannot predict the ultimate outcome, the 1,000,000 shares have been accounted for as outstanding and included in the common shares retained by Sucre shareholders. At the time of the reverse acquisition, Sucre had $690,000 in cash as reflected in the accompanying statements of stockholders deficit.

Amended and Restated 2006 Incentive and Nonstatutory Stock Option Plan

On December 14, 2006, the Company established the 2006 incentive and nonstatutory stock option plan (the “Plan”). The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants. Stock options granted under the Plan may be either “Incentive Stock Options,” or “Nonstatutory Options” at the discretion of the Board of Directors. The total number of shares of Stock which may be purchased through exercise of Options granted under this Plan shall not exceed ten million (10,000,000) shares, they become exercisable over a period of no longer than five (5) years and no less than 20% of the shares covered thereby shall become exercisable annually.

On October 16, 2007, the Board reviewed the Plan.  As such, it determined that the Plan was to be used as a comprehensive equity incentive program for which the Board serves as the Plan administrator; and therefore added the ability to grant restricted stock awards under the Plan.

Under the amended and restated Plan, an eligible person in the Plan may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2007, 3,307,159 options and 113,000 shares have been issued under the plan. As of December 31, 2007, 6,559,841 shares are still issuable under the Plan.

On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five years, risk free interest rate of 4.73%, market price per share of $3.05, and no dividends. The Company is currently expensing the value of the common stock over the vesting period of two years for the employees under SFAS 123 (R). For non-employees the Company is revaluing the fair market value of the options at each reporting period under the provisions of EITF 96-18.

On December 20, 2007, the Company granted options to purchase 1,038,750 shares of the Company’s common stock to various employees and consultants having an exercise price of $3.20 per share. In addition, on the same date, the Company granted its President and Chief Executive Officer 250,000 and 28,409 options to purchase shares of the Company’s common stock having an exercise price of $3.20 and $3.52, respectively.  The aggregate value of the options granted on this date was determined to be approximately $3,482,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five years, risk free interest rate of 3.09%, market price per share of $3.20, and no dividends. Of the total 1,317,159 options granted on December 20, 2007, 739,659 vested immediately 27,500 issued to consultants vest monthly over a one year period, and 550,000 of the options vest contingent upon two future events.  In connection with the initial options, the Company expensed approximately $2,082,000.  Management’s belief is that the event is probable to occur and is within their control, and thus accounted for the remaining vesting under SFAS 123(R) by straight-lining the remaining compensation through the expected date on which the future event is to occur.  Management believes that future date will be June 30, 2008. The Company accounts for the stock options to consultants under the provisions of EITF 96-18.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with EITF 96-18, as of December 31, 2007, the options awarded to consultants under the 2006 stock option grant were re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 124%, remaining expected life of four years, risk free interest rate of 3.05% and no dividends.

In accordance with EITF 96-18, as of December 31, 2007, the options awarded to consultants under the 2007 stock option grant were re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 124.0%, expected life of five years, risk free interest rate of 3.05% and no dividends.

In connection with the Company’s 2007 and 2006 stock option awards, during the year ended December 31, 2007 and for the period from March 28, 2006 (Inception) to December 31, 2006, the Company amortized stock-based compensation, including consultants, of approximately $2,452,000 and $112,000 to general and administrative expenses and $2,287,000 and $2,500 to project development expenses, respectively. Related to these the 2007 and 2006 options awards, the Company will record estimated future compensation expense of approximately $3,721,000 during the year ending December 31, 2008.

A summary of the status of the stock option grants under the Plan as of the year ended December 31, 2007 and changes during this period is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48	4.40	$4,162,847
Options exercisable at December 31, 2007	1,724,659	$2.52	4.43	$2,121,472
Options expected to vest at December 31, 2007	3,287,159	$2.48	4.40	$4,162,847

The total amount of cash received from the exercise of stock options and the total intrinsic value of options exercised during the year ended December 31, 2007, was $40,000 and $35,000, respectively.

Private Offerings of Common Stock

On January 5, 2007, the Company completed a private offering of its stock, and entered into subscription agreements with four accredited investors.  In this offering, the Company sold an aggregate of 278,500 shares of the Company’s common stock at a price of $2.00 per share for total proceeds of $557,000.  The shares of common stock were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. In addition, the Company paid $12,500 in cash and issued 6,250 shares of their common stock as a finder’s fee.

On December 3, 2007 and December 14, 2007, the Company issued an aggregate of 5,740,741 shares of common stock at $2.70 per share and issued warrants to purchase 5,740,741 shares of common stock for gross proceeds of $15,500,000.  The warrants have an exercise price of $2.90 per share and expire five years from the date of issuance.

The value of the warrants was determined to be approximately $15,968,455 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five (5) years, risk free interest rate of 3.28%, market price per share of $3.26, and no dividends.  The relative fair value of the warrants did not have an impact on the financial statements as they were issued in connection with a capital raise and recorded as additional paid-in capital.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants are subject to “full-ratchet” anti-dilution protection in the event the Company (other than excluded issuances, as defined) issues  any additional shares of stock, stock options, warrants or any securities exchangeable into common stock at a price of less than $2.90 per share. If the Company issues securities for less $2.90 per share then the exercise price for the warrants shall be adjusted to equal to the lower price.

In connection with the capital raise, the Company paid $1,050,000 to placement agents, $90,000 in legal fees and issued warrants for the purchase of 222,222 shares of common stock. The warrants were valued at $618,133 based on the Black-Scholes assumptions above as recorded as as a cost of the capital raised by the Company.

Issuance of Common Stock related to Employment Agreements

In January 2007, the Company issued 10,000 shares of common stock to an employee in connection with an employment agreement.  The shares were valued on the initial date of employment at $40,000 based on the closing market of the Company’s common stock on that date.

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007.

Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised. As of December 31, 2007, no other amounts are due under the agreements.

Warrants Outstanding

A summary of the status of the warrants as of the year ended December 31, 2007 and changes during this period is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding January 1, 2007	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -RELATED PARTY TRANSACTIONS

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), which the Company’s majority shareholder and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology,  onverts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of December 31, 2007, the amount has been reflected as a long-term prepaid asset as the Company does not expect to incur any liabilities under this agreement prior to one year from the balance sheet date. As of December 31, 2007, the Company had not incurred any liabilities related to the agreement.

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2007, the Company had not incurred any liabilities related to the agreement.

Related Party Promissory Note

In addition, on December 12, 2006 the Company entered into a $91,000 promissory note with the Company’s Chairman, CEO and majority shareholder. Under the terms of the note, the Company is to repay any principal balance within 30 days of receiving a qualified investment financing and a mandatory 10% interest fee of $9,100. In January 2007 the Company borrowed an additional $25,000 and incurred a 10% interest fee of $2,500.  In January 2007, the Company paid back loan amounts of $116,000 and accrued interest of $11,600.

Related Party Line of Credit

In March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principal balance and interest, at 10% per annum, within 30 days of receiving qualified investment financing of $5,000,000 or more. As of December 31, 2007, the Company repaid its outstanding balance on line of credit of approximately $631,000 which included interest of $37,800. As of December 31, 2007 $1,500,000 was available on the line of credit.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000 (see Note 3).

Notes Payable

As mentioned in Note 3, on July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 invested by the Company’s Chief Financial Officer.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Income tax reporting primarily relates to the business of the parent company Blue Fire Ethanol Fuels, Inc. which experienced a change in ownership on June 27, 2006. A change in ownership requires management to compute the annual limitation under Section 382 of the Internal Revenue Code. The amount of benefits the Company may receive from the operating loss carry forwards for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

The Company’s deferred tax assets consist solely of net operating loss carry forwards of approximately $3,347,000.  For federal tax purposes these carry forwards expire beginning 2026 and for the State of California purposes they expire beginning 2011. A full valuation allowance has been placed on 100% of the Company’s deferred tax assets as it cannot be determined if the assets will be ultimately used.  During the year ended December 31, 2007 and for the period from March 28, 2006 (Inception) to December 31, 2006, the valuation allowance increased by $3,002,000 and $345,000, respectively.

In addition, the Company is not current in their federal and state income tax filings due to previous delinquencies by Sucre prior to the reverse acquisition. The Company is currently assessing how delinquent the filings are. However, the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

During the fiscal year ended December 31, 2007, the Company restated its financial results for the quarter ended June 30, 2007.  The restatement was related to the manner in which the Company had accounted for the costs related to the construction of their ethanol plant.  Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of the end of the quarter ended June 30, 2007 report since they resulted in a need to restate such financial statements and therefore there existed a material weakness associated with accounting and an inability to maintain effective internal control over financial reporting.  However, subsequent to the quarter ended June 30, 2007, and as noted above, as of the end of the period ended December 31, 2007, management concludes that it has rectified the material weakness in accounting.

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

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2007. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	56	President, CEO and Director	June 2006
Necitas Sumait	48	Secretary, SVP and Director	June 2006
Christopher Scott	34	Chief Financial Officer	March 2007
John Cuzens	57	SVP, Chief Technology Officer	June 2006
Chris Nichols	41	Director	June 2006
Joseph Emas	53	Director	July 2007
Victor Doolan	67	Director	July 2007

The Company’s directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s Board of Directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Arnold R. Klann – Chairman of the Board and Chief Executive Officer

Mr. Klann has been our Chairman of the Board and Chief Executive Officer since our inception in March 2006. Mr. Klann has been President of ARK Energy, Inc. and Arkenol, Inc. from January 1989 to present. Mr. Klann has an AA from Lakeland College in Electrical Engineering.

Necitas Sumait – Senior Vice President and Director

Mrs. Sumait has been our Director and Senior Vice President since our inception in March 2006. Prior to this, Mrs. Sumait was Vice President of ARK Energy/Arkenol from December 1992 to July 2006. Mrs. Sumait has a MBA in Technological Management from Illinois Institute of Technology and a B.S. in Biology from De Paul University.

Christopher Scott - Chief Financial Officer

Mr. Scott has been our Chief Financial Officer since March 2007. Prior to this, from 2002 to March 2007, Mr. Scott was most recently the CFO/CCO and FinOp of Westcap Securities, Inc, an NASD Member Broker/Dealer and Investment Bank headquartered in Irvine, CA. Mr. Scott currently holds the Series 7, 63, 24, 4, 27, 55, and Series 53 NASD licenses. From 1997 to 2002, Mr. Scott was a General Securities and Registered Options Principal at First Allied Securities Inc. Mr. Scott earned his Bachelors Degree in Business Administration, with a concentration in Finance, from CSU, Fullerton.

John Cuzens - Chief Technology Officer and Senior Vice President

Mr. Cuzens has been our Chief Technology Officer and Senior Vice President since our inception in March 2006. Mr. Cuzens was a Director from March 2006 until his resignation from the Board of Directors in July 2007.  Prior to this, he was Director of Projects Wahlco Inc. from 2004 to June 2006. He was employed by Applied Utility Systems Inc from 2001 to 2004 and Hydrogen Burner Technology form 1997-2001. He was with ARK Energy and Arkenol from 1991 to 1997 and is the co-inventor on seven of Arkenol’s eight U.S. foundation patents for the conversion of cellulosic materials into fermentable sugar products using a modified strong acid hydrolysis process. Mr. Cuzens has a B.S. Chemical Engineering degree from the University of California at Berkeley.

Chris Nichols – Director

Mr. Nichols has been our Director since our inception in March 2006.  Mr. Nichols is currently the Chairman of the Board and Chief Executive Officer of Advanced Growing Systems, Inc. Since 2003 Mr. Nichols was the Senior Vice President of Westcap Securities’ Private Client Group. Prior to this, Mr. Nichols was a Registered Representative at Fisher Investments from December 2002 to October 2003. He was a Registered Representative with Interfirst Capital Corporation from 1997 to 2002. Mr. Nichols is a graduate of California State University in Fullerton with a B.A. degree in Marketing.

Joseph Emas – Director

Mr. Emas is licensed to practice law in Florida, New Jersey and New York. Since 2001, Mr. Emas has been the senior partner of Joseph I. Emas, P.A. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his LL.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and the 2006 Child Advocacy Award in Florida and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas has been a member of the Juvenile Court Rules Committee for the State of Florida from 1999 through 2006, and currently sits on the Florida Child Advocacy Committee. Mr. Emas serves on the Board of Directors of HQ Sustainable Maritime Industries, Inc.

Victor Doolan – Director

Mr. Doolan served for approximately three years as president of Volvo Cars North America until his retirement in March 2005. Prior to joining Volvo, Mr. Doolan served as the Executive Director of the Premier Automotive Group, the luxury division of Ford Motor Company from July 1999 to June 2002. Mr. Doolan also enjoyed a 23-year career with BMW, culminating with his service as President of BMW of North America from September 1993 to July 1999. Mr. Doolan has worked in the automotive industry for approximately 36 years.  Mr. Doolan currently serves on the Board of Directors for Sonic Automotive, Inc.

Significant Employee

William Davis - VP Project Management.

Mr. Davis is currently Vice President of Project Management for us. Prior to this he was Director of Power Plant Project Development for Diamond Energy from 2001 to 2006. Prior to this he was VP of Business Development for Oxbow Power. He has over 30 years in the energy business and was an energy advisor to the Governor of California. He has been involved in domestic and international power project development. Mr. Davis is a registered Architect in three states and graduated from California State University at San Luis Obispo with a Bachelors of Architecture and a Masters of Science in Architecture.

FAMILY RELATIONSHIPS

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Audit Committee and Compensation Committee is composed of the majority of independent board members and are also chaired by an independent board member. Victor Doolan is the Audit Committiee’s financial expert and he currently serves as the Company’s Chairman for the Audit and Compensation Committees.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

All officers, directors, and over 10% shareholders were required to make such filings when we requested effectiveness on our Form 10-SB early in the 2007 fiscal year.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2007 were untimely:

Chris Nichols, a Director of the Company failed to timely file Form 4s for a number of sales in an aggregate amount of 10,000 shares of our Common Stock between the periods of 02/28/2007 and 06/27/2007. The prices on these sales ranged from $5.40 to $7.15 per share. Mr. Nichols reported these transactions on a Form 4 filed on 08/09/2007.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the small business issuer’s directors, officers and key employees.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company provided disclosure on such process on its proxy statement on Form Def14 as filed on July 27, 2007 with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

2007/2006 SUMMARY COMPENSATION TABLE YEAR

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)		BONUS($)	STOCK AWARDS (3)		OPTIONS AWARDS ($) (3)	NON- EQUITYINCENTI VE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)		TOTAL ($)

Arnold Klann Director and President	2007	216,583		51,780	5,070	(1)	750,519					1,023,952
	2006	113,000			16,750	(1)	2,477,415					2,607,165
Necitas Sumait Director, Secretary and VP	2007	149,500		51,780	5,070	(1)	556,521					762,871
	2006	78,000			16,750	(1)	1,114,850					1,209,600
John Cuzens Treasurer and VP	2007	149,500		51,780			556,521					757,801
	2006	75,000			16,750	(1)	1,114,850					1,206,600
Christopher Scott Chief Financial Officer	2007	86,250		51,780	275,001	(2)	556,521					969,552
Chris Nichols Director	2007	7,500	(5)		5,070	(1)						12,570
	2006	2,500			16,750	(1)				73,000	(4)	92,250
Joseph Emmas Director	2007	5,000			25,350	(1)						30,350
Victor Doolan Director	2007	5,000			25,350	(1)						30,350

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.
(2)	Reflects value of 50,000 shares of restricted common stock received as compensation related to February 2007 employment agreement.
(3)	Valued based on the Black-Scholes valuation model at the date of grant, see note to the consolidated financial statements.
(4)	Reflects value of consideration received as compensation for consultant services.
(5)	Includes partial 2006 compensation of $2,500 paid in 2007.

2007 GRANTS OF PLAN-BASED AWARDS TABLE

ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS	ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS

Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($ / SH)	Closing Price on Grant Date ($ / SH)

Arnold Klann	12/20/07	12/20/07										250,000	(1)	$3.20	$3.20
												28,409	(2)	$3.52	$3.20
Necitas Sumait	12/20/07	12/20/07										206,250	(3)	$3.20	$3.20
Christopher Scott	12/20/07	12/20/07								50,000	(4)	206,250	(3)	$3.20	$3.20
John Cuzens	12/20/07	12/20/07										206,250	(3)	$3.20	$3.20
Chris Nichols	None
Joseph Emmas	None
Victor Doclan	None

(1)	50% vest immediately, 25% vests on closing remainder of Lancaster Project Funding, 25% vests at the start of construction of Lancaster Project
(2)	Vested immediately
(3)	Of this amount, 31,250 vest immediately, of the remaining 175,000 options 50% vest immediately, 25% vests on closing remainder of Lancaster Project Funding, 25% vests at the start of construction of Lancaster Project
(4)	Issued to E-Info Solutions an entity controlled by Christopher Scott

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE (5)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Arnold Klann	500,000	500,000		2.00	12/14/11
	28,409	-		3.52	12/20/12
	125,000	125,000		3.20	12/20/12
Necitas Sumait	225,000	225,000		2.00	12/14/11
	118,750	87,500		3.20	12/20/12
John Cuzens	225,000	225,000		2.00	12/14/11
	118,750	87,500		3.20	12/20/12
Christopher Scott	118,750	87,500		3.20	12/20/12
Chris Nichols
Joseph Emmas
Victor Doolan

2007 OPTION EXERCISES AND STOCK VESTED TABLE

OPTION AWARDS	STOCK AWARDS

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emmas
Victor Doclan

2007 PENSION BENEFITS TABLE

NAME	PLAN NAME	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emmas
Victor Doclan

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

NAME	EXECUTIVE CONTRIBUTION IN LAST FISCAL YEAR ($)	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEARS ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)	AGGREGATE WITHDRAWALS / DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR-END ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emmas
Victor Doclan

2007 DIRECTOR COMPENSATION TABLE

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Arnold Klann		5,070					5,070
Necitas Sumait		5,070					5,070
Chris Nichols	7,500 (2)	5,070					10,070
Joseph Emmas	5,000	25,350					30,350
Victor Doclan	5,000	25,350					30,350

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.
(2)	Includes partial 2006 compensation of $2,500 paid in 2007.

2007 ALL OTHER COMPENSATION TABLE

NAME	YEAR	PERQUISITES AND OTHER PERSONAL BENEFITS ($)	TAX REIMBURSEMENTS ($)	INSURANCE PREMIUMS ($)	COMPANY CONTRIBUTIONS TO RETIREMENT AND 401(K) PLANS ($)	SEVERANCE PAYMENTS/ ACCRUALS ($)	CHANGE IN CONTROL PAYMENTS/ ACCRUALS ($)	TOTAL ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emmas
Victor Doclan

2007 PERQUISITES TABLE

NAME	YEAR	PERSONAL USE OF COMPANY CAR/PARKING	FINANCIAL PLANNING LEGAL FEES	CLUB DUES	EXECUTIVE RELOCATION	TOTAL PERQUISITES AND OTHER PERSONAL BENEFITS

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emmas
Victor Doclan

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

NAME	BENEFIT	BEFORE CHANGE IN CONTROL TERMINATION W/O CAUSE OR FOR GOOD REASON	AFTER CHANGE IN CONTROL TERMINATION W/O CAUSE OR GOOD REASON	VOLUNTARY TERMINATION	DEATH	DISABILITY	CHANGE IN CONTROL

Arnold Klann						Full comp. first 2 months, 50% of comp. next 4 months
Necitas Sumait						Full comp. first 2 months, 50% of comp. next 4 months
Christopher Scott						N/A
John Cuzens						Full comp. first 2 months, 50% of comp. next 4 months
Chris Nichols						Full comp. first 2 months, 50% of comp. next 4 months
Joseph Emmas						Full comp. first 2 months, 50% of comp. next 4 months
Victor Doclan						Full comp. first 2 months, 50% of comp. next 4 months

* List each applicable type of benefit in a separate row, e.g., severance pay, bonus payment, stock option vesting acceleration, health care benefits continuation, relocation benefits, outplacement services, financial planning services or tax gross-ups

EMPLOYMENT CONTRACTS

On June 27, 2006, the Company entered into form employment agreements with three of its executive officers. The employment agreements are for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000.

In addition, on June 27, 2006, the Company entered into a Directors agreement with four individuals to join the Company’s board of directors. Under the terms of the agreement the non-employee Director (Chris Nichols) will receive annual compensation in the amount of $5,000 and all Directors receive a one time grant of 5,000 shares of the Company’s common stock. The common shares vested immediately. The value of the common stock granted was determined to be approximately $67,000 based on the estimated fair market value of the Company’s common stock over a reasonable period of time.

In connection with Christopher Scott’s appointment as the Company’s CFO on March 16, 2007, the Company and Mr. Scott entered into an at-will letter Employment Agreement containing the following material terms: (i) initial monthly salary of $7,500, to be raised to $10,000 on the earlier of April 30, 2007 or receipt by the Company of a qualified investment financing, and (ii) standard employee benefits; (iii) 50,000 shares of common stock issued throughout the year ended December 31, 2007 to a consulting Company beneficially owned by him.

In addition, on July 9, 2007, the Company entered into a Directors agreement with two individuals to join the Company’s board of directors. Under the terms of the agreement these non-employee Directors will receive annual compensation in the amount of $5,000 and all Directors receive a one time grant of 5,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock granted was determined to be approximately $50,700 based on the estimated fair market value of the Company’s common stock over a reasonable period of time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, our authorized capitalization was 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of December 31, 2007, there were 28,061,553 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of December 31, 2007, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (2)
Common	Arnold Klann, Chairman and Chief Executive Officer	14,335,242	(4)	49.78%
Common	Necitas Sumait, Senior Vice President and Director	1,587,250	(5)	5.58%
Common	John Cuzens, Chief Technology Officer and Senior Vice President	1,584,750	(6)	5.57%
Common	Chris Scott, Chief Financial Officer	217,730	(7)	*
Common	Chris Nichols, Director	58,000		*
Common	Victor Doolan, Director	5,000		*
Common	Joseph Emas, Director	5,000		*
Common	Quercus Trust (3)	11,111,112	(8)	33.05%

	All officers and directors as a group (7 persons)	17,792,972		59.93%
	All officers, directors and 5% holders as a group (8 persons)	28,904,084		82.01%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Figures may not add up due to rounding of percentages.
(3)
David Gelbaum and Monica Chavez Gelbaum are co-trustees of The Quercus Trust.  Each of David Gelbaum and Monica Chavez Gelbaum, acting alone, has the power to exercise voting and investment control over the shares of common stock owned by the Trust.

(4)	Includes options to purchase 736,742 shares of common stock vested within sixty days of December 31, 2007.
(5)	Includes options to purchase 381,250 shares of common stock vested within sixty days of December 31, 2007.
(6)	Includes options to purchase 381,250 shares of common stock vested within sixty days of December 31, 2007.
(7)	Includes options and warrants to purchase 128,750 shares of common stock vested within sixty days of December 31, 2007.
(8)	Includes a warrant to purchase 5,555,556 shares of common stock.

SHARE ISSUANCES/CONSULTING AGREEMENTS

On January 1, 2007, the Company entered into an employment agreement with a former consultant to be Vice President of Project Management. Pursuant to the terms of this agreement, the consultant was issued 10,000 shares of the Company’s restricted common stock.

On Feb 13, 2007, the Company entered into a consulting agreement with a corporate technology consultant. The consultant shall review, comment, and implement as requested by the Company on any Information Technology rollout. Under the terms of the agreement consultant will receive 12,500 restricted shares of the Company’s common stock at the signing of the agreement, 12,500 shares on June 1, 2007, 12,500 shares on September 1, 2007, and 12,500 shares on December 1, 2007.

In addition, on July 7, 2007, the Company entered into a Directors agreement with two individuals to join the Company’s board of directors. Under the terms of the agreement these non-employee Directors will receive annual  compensation in the amount of $5,000 and all Directors receive a one time grant of 5,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock granted was determined to be  approximately $66,000 based on the fair market value of the Company’s common stock of $5.07 on the date of the  grant. As of September 30, 2007, the Company expensed all of the costs approximating $81,000 to general and administrative expenses.

STOCK OPTION ISSUANCES UNDER AMENDED 2006 PLAN

On December 20, 2007 the Company’s Board of Directors granted the following stock options to employees and outside consultants as compensation:

DATE ISSUED:	OPTIONEE NAME	NUMBER OF OPTIONS	TYPE	PRICE	EXPIRATON DATE
December 20, 2007 December 20, 2007	Arnold Klann, Officer and Director	28,409 250,000	ISO (1) NSO (2)	$3.52 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Necitas Sumait, Officer and Director	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	John Cuzens, Officer	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Chris Scott, Officer	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Bill Davis, Employee	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Rigel Stone, Employee	31,250 150,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007	Barbi Rios, Employee	5,000	ISO (1)	$3.20	December 20, 2012
December 20, 2007	Scott Olson, Outside Consultant	10,000	NSO (3)	$3.20	December 20, 2012
December 20, 2007	Aleshia Knickerbocker, Outside Consultant	2,500	NSO (3)	$3.20	December 20, 2012
December 20, 2007	Bill Orr, Outside Consultant	10,000	NSO (3)	$3.20	December 20, 2012
December 20, 2007	Elsa Ebro, Outside Consultant	5,000	NSO (3)	$3.20	December 20, 2012
Totals		1,317,159

(1)             These Incentive Stock Options (“ISO”) vest immediately
(2)             These Non-Qualified Stock Options (“NSO”) vest as follows:
a.           50% vest immediately
b.           25% vest on BlueFire closing remainder of funding for Lancaster Project
c.           25% vest at start of construction of Lancaster Project
(3)             These NSO’s vest monthly over 12 months (1/12th monthly vesting)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 13, 2007, we entered into a consulting agreement with a corporate technology consulting company, E-Info Solutions, LLC, which entity is controlled by our Chief Financial Officer, Christopher Scott. The consultant shall review, comment, and implement as requested by us on any information technology rollout. Under the terms of the agreement consultant received 12,500 restricted shares of our common stock at the signing of the agreement and 37,500 shares after effectiveness of the agreement in equal parts on June 1, 2007, September 1, 2007, and December 1, 2007.

On March 16, 2007, we obtained a 10% annual interest line of credit in the amount of $1,500,000 from our Chairman, Chief Executive Officer and majority stockholder, Arnold Klann, to provide additional liquidity to us as needed. Under the terms of the note, we are to repay any principal balance and interest within 30 days of receiving qualified investment financing of $5,000,000 or more.

On July 10, 2007, we and Director Chris Nichols mutually terminated our consulting agreement dated December 21, 2006. The material terms of this agreement were payment of 20,000 shares of our restricted common stock for Mr. Nichols to prepare, review and comment on various presentations, press releases, or other public relations documentation as requested by us, and provide us with capital market support through its network of portfolio managers, hedge funds, brokers, market- makers, institutions and other market support professionals and organizations. Under the terms of the agreement, we had granted Mr. Nichols a non-exclusive right to deploy our licensed technology on a to be determined future cellulosic ethanol project. The purpose of the termination of this agreement is for Mr. Nichols to qualify as an independent member of our Board of Directors.

On July 13, 2007, we issued several convertible notes aggregating a total of $500,000 with eight accredited investors, including $25,000 from our Chief Financial Officer. Under the terms of the notes, we are required to repay any principal balance and interest, at 10% per annum within 120 days of the note. The convertible promissory note is convertible only upon default. The holders also received warrants to purchase common stock at $5.00 per share. The warrants vest immediately and expire in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes are only convertible into shares of our common stock in the event of a default. The conversion price is determined based on one third of the average of the last-trade prices of our common stock for the ten trading days preceding the default date. On November 7, 2007, we re-paid all of our 10% convertible promissory notes dated July 13, 2007, to all our private investors, totaling approximately $516,000, including interest of approximately $16,000.

DIRECTOR INDEPENDENCE

The common stock of the Company trades on the OTCBB, an exchange which currently does not have director independence requirements. However, our internal corporate governance guidelines provide that a majority of the Board will be independent.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of December 31, 2007, the Board determined that the following directors are independent under these standards (i) Mr. Victor Doolan, (ii) Mr. Chris Nichols, and (iii) Mr. Joseph Emas.

ITEM 13. EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement and Plan of Reorganization dated May 31, 2006, filed December 13, 2006.(1)
3.1	Amended and Restated Articles of Incorporation dated July 2, 2006, filed December 13, 2006.(1)
3.2	Amended and Restated Bylaws dated May 27, 2006, filed December 13, 2006.(1)
4.1	Form of Promissory Note.(2)
4.2	Form of Subscription Agreement.(2)
4.3	Description of Promissory Note dated July 13, 2007. (4)
4.4	Form of Convertible Promissory Note dated August 22, 2007. (5)
4.5	Form of Warrant Agreement dated August 22, 2007. (5)
4.6	Stock Purchase Agreement dated December 3, 2007. (7)
4.7	Securities Purchase Agreement dated December 14, 2007. (7)
4.8	Form of Warrant dated December 14, 2007 (7)
10.1	Form Directors Agreement, filed December 13, 2006.(1)
10.2	Form Executive Employment Agreement, filed December 13, 2006.(1)
10.3	Arkenol Technology License Agreement, dated March 1, 2006, filed December 13, 2006.(1)
10.4	ARK Energy Asset Transfer and Acquisition Agreement, dated March 1, 2006, filed December 13, 2006.(1)
10.5	Form of the Consulting Agreement. (2)
10.6	Amended and Restated 2006 Incentive and Nonstatutory Stock Option Plan, dated December 13, 2006 (6)
10.7	CFO Employment Agreement (3)
14.1	Code of Ethics (9)
21.1	List of Subsidiaries (3)
24.1	Power of Attorney (8)
31.1	Rule 13a-14(a)/15d-14(a) certification of Arnold Klann
31.2	Rule 13a-14(a)/15d-14(a) certification of Christopher Scott
32.1	Certification pursuant to 18 USC, section 1350 of Arnold Klann
32.2	Certification pursuant to 18 USC, section 1350 of Christopher Scott
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)

(1) Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006.
(2) Incorporated by reference to the Company’s Form 10-SB/A, as filed with the SEC on February 28, 2007.
(3) Incorporated by reference to the Company’s Form 10-SB/A, as filed with the SEC on April 17, 2007.
(4) Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 16, 2007.
(5) Incorporated by reference to the Company’s Form 8-K as filed with the SEC on August 28, 2007.
(6) Incorporated by reference to the Company’s Form S-8, as filed with the SEC on December 17, 2007.
(7) Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on December 18, 2007.
(8) Incorporated by reference to the Company’s Form SB-2, as filed with the SEC on December 20, 2007.
(9) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a. Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007 and the period ended December 31, 2006 were approximately $63,000 and $38,000 respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the year ended December 31, 2007 and the period ended December 31, 2006.

c. Tax Fees. Fees billed for tax services for the year ended December 31, 2007 and the period ended December 31, 2006 were approximately $2,562 and $3,000 respectively.

d. All Other Fees: Aggregate fees billed for services other than those described above were approximately $9,193 in the year ended December 31, 2007. These fees were primarily for review of our Forms S-8 and SB-2.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

 The Company’s Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent accounting firms. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE ETHANOL FUELS, INC.

By:	/s/ Arnold R. Klann
Arnold R. Klann,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Scott
Christopher Scott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Director and Chairman of the Board;	February 28, 2008
Arnold R. Klann	President and Chief Executive Officer

/s/ Necitas Sumait	Director, Secretary and Vice President	February 28, 2008
Necitas Sumait

/s/ Chris Nichols	Director	February 28, 2008
Chris Nichols

/s/ Joseph I. Emas	Director	February 28, 2008
Joseph I. Emas

/s/ Victor H. Doolan	Director	February 28, 2008
Victor H. Doolan

SK 26179 0003 856170 v5