Form 10-Q
period 2008-03-31
BLUEFIRE ETHANOL FUELS INC
filed 2008-05-15
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 000-52361

BLUEFIRE ETHANOL FUELS, INC.
(Exact Name of Registrant in its Charter)

Nevada	20-4590982
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

31 MUSICK, IRVINE, CALIFORNIA 92618
(Address of Principal Executive Offices)(Zip Code)

(949) 588-3767
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                                                                                      Accelerated filer  ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                                     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2008, there were 28,061,553 shares outstanding of the registrant’s common stock.

Item 1.                      Financial Statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$11,905,760	$13,031,939
Accounts receivable	-	49,000
Prepaid expenses	59,583	16,542
Total current assets	11,965,343	13,097,481

Prepaid fees to related party	30,000	30,000
Property and equipment, net of accumulated depreciation of $3,316 and $406, respectively	154,583	151,007

Total assets	$12,149,926	$13,278,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$790,808	$382,679
Accrued liabilities	114,161	267,671
Total current liabilities	904,969	650,350

Commitments and contingencies (Note 5)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,061,553 shares issued and outstanding	28,061	28,061
Additional paid-in capital	29,752,689	28,431,992
Deficit accumulated during the development stage	(18,535,793)	(15,831,915)
Total stockholders’ equity	11,244,957	12,628,138

Total liabilities and stockholders’ equity	$12,149,926	$13,278,488

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2008	2007	2008

Revenues	$-	$-	$49,000

Operating expenses:
Project development	1,636,472	467,155	7,033,213
General and administrative	1,166,340	1,666,088	7,844,660
Total operating expenses	2,802,812	2,133,243	14,877,873

Operating loss	(2,802,812)	(2,133,243)	(14,828,873)

Other income and (expense):
Other income	98,934	-	120,637
Financing related charge	-	(211,660)	(211,660)
Amortization of debt discount	-	-	(676,982)
Interest expense	-	-	(56,097)
Related party interest expense	-	(12,000)	(64,448)
Loss on extinguishment of debt	-	-	(2,818,370)

Net loss	$(2,703,878)	$(2,356,903)	$(18,535,793)

Basic and diluted loss per common share	$(0.10)	$(0.11)
Weighted average common shares outstanding, basic and diluted	28,061,553	21,436,361

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(2,703,878)	$(2,356,903)	$(18,535,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	211,660	211,660
Share-based compensation	1,320,697	1,643,895	8,470,204
Depreciation	2,910	-	3,319
Changes in operating assets and liabilities:
Accounts receivable	49,000	-	-
Prepaid fees to related party	-	-	(30,000)
Prepaid expenses and other current assets	(43,041)	(50,521)	(59,584)
Accounts payable	408,129	(5,826)	790,807
Accrued liabilities	(153,510)	10,223	114,161
Accrued interest to related party	-	12,000	-
Net cash used in operating activities	(1,119,693)	(535,472)	(5,570,838)

Cash flows from investing activities:
Acquisition of property and equipment	(6,486)	(2,186)	(157,902)

Cash flows from financing activities:
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	544,500	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	120,000	116,000
Repayment of related party notes payable	-	(126,500)	(116,000)
Net cash provided by financing activities	-	538,000	17,634,500

Net increase (decrease) in cash and cash equivalents	(1,126,179)	342	11,905,760

Cash and cash equivalents beginning of period	13,031,939	2,760	-

Cash and cash equivalents end of period	$11,905,760	$3,102	$11,905,760

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$2,500	$56,375
Income taxes	$800	$800	$1,600
Fair Value of warrants issued to placement agents	$-	$-	$725,591

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2008 and December 31, 2007, the Company has working capital of approximately $11,060,000 and $12,450,000, respectively. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock.  The proceeds received are expected to be used in operations, and in funding plant design and development costs.  Management has estimated that cash operating expenses for the next twelve months will approximate roughly $2,400,000, excluding engineering costs related to the development of bio-refinery projects.  Although the costs of construction are not readily determinable, the Company estimates the cost to be approximately $30 million for its first plant. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007.

The results of operations for the three-months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the three months ended March 31, 2008 and March 31, 2007, and for the period from March 28, 2006 (Inception) to March 31, 2008 research and development costs included in Project Development were approximately $960,000, $224,000 and $3,967,000, respectively.

Fair Value of Financial Instruments

The financial instruments consist of cash, and accounts payable. The fair value of the financial instruments approximates the carrying value at March 31, 2008.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended March 31, 2008 and 2007, the Company had approximately 3,287,000 and 1,990,000 options, respectively and 7,387,000 and 200,000 warrants, respectively, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. As of March 31, 2008, the Company has not recorded a receivable related to the DOE contract as it cannot be readily estimated due to the uncertainty of the allowable reimbursable and the reimbursable period.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm will prepare a design basis for a pilot facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. During the three months ended March 31, 2008 and 2007 and for the period from March 28, 2006 (inception) to March 31, 2008, the Company has incurred costs of $430,000, $18,000 and $1,400,000, respectively, of which all were expensed under project development on the accompanying statement of operations.  At March 31, 2008, amounts included in accounts payable were approximately $430,000.

NOTE 5 -STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008 and 2007, and for the period from March 28, 2006 (Inception) to March 31, 2008, the Company amortized stock-based compensation, including consultants, of approximately $645,000, $403,000 and $3,209,000 to general and administrative expenses and $676,000, $243,000 and $2,966,000 to project development expenses, respectively. The Company expects to record estimated future compensation expense of approximately $2,310,000 during the year ending December 31, 2008.

In accordance with EITF 96-18, as of March 31, 2008, the options awarded to consultants under the 2006 and 2007 stock option grant were re-valued using the Black-Scholes option pricing model with the following weighted average assumptions: volatility of 126%, remaining expected life of 4.5 years, risk free interest rate of 2.46% and no dividends.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to March 31, 2008, the Company entered into various “technical consulting” agreements.  These consulting agreements have a term of up to four years but can be terminated at any time with a written 10 day or 30 day notice.  Annual costs related to these agreements are estimated to be approximate $20,000 per agreement totaling $100,000.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in BlueFire’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, BlueFire through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. BlueFire undertakes no obligation to update or revise any forward-looking statements.

 PLAN OF OPERATION

We plan to raise additional funds through joint venture partnerships, both project equity and debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

We have not developed our own proprietary technology but rather we are a licensee of the Arkenol Technology and therefore have benefited from Arkenol's research and development efforts and cost expenditures.

Our business will encompass development activities culminating in the construction and long-term operation of ethanol production biorefineries. As such, we are currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.

For the next 12 months, our Plan of Operations is as follows:

●	Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America.

●
The Energy Policy Act of 2005 provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. Department of Energy (“DOE”) could provide loan guarantees up to $250 million per qualified project. We have received approval of our pre-application and must now submit a formal application for a loan guarantee of up to $200 million to support the development of a 55 million gallon per year project in a location to be determined.

●
The Energy Policy Act of 2005 created a Biorefinery Demonstration Project Program under which $384 million or another amount appropriated by Congress is available to fund up to three biorefinery demonstration projects. Ultimately the DOE was appropriated $385 million for the program and granted awards of various size to six companies of which we are one. In October, 2007, we signed the contract for the first phase of the grant program referred to by the DOE as “Award 1” for pre-construction activities on our Department of Energy  project and expect to draw down on those funds by the end of the second quarter 2008.

●	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

Our initial planned projects in North America are projected as follows:

●
A facility that will process approximately 170 tons of green waste material to produce roughly 3 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California “BlueFire Ethanol Lancaster, LLC”.  Permit applications were filed on June 24, 2007 to allow for construction of the Lancaster facility. We are currently in preliminary engineering. Although the cost of construction is not readily determinable, we estimate the cost to be approximately $30 million for this first plant. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

●
A facility proposed for development and construction in conjunction with the Department of Energy in Southern California. This facility will use approximately 700 metric dry tons of green waste and wood waste currently disposed in the landfill to produce about 16.6 to 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized with Petro-Diamond for the purchase and sale of the ethanol produced from the facility. We have received an Award from the DOE of up to $40 million for the Department of Energy Facility.  On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE.  This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award amount in February 2007.  The remainder of financing for this project is yet to be determined.

●
Several other opportunities are being evaluated by us in North America including discussions with various landfill owners to duplicate the proposed Department of Energy project, although no definitive agreements have been reached.

RECENT DEVELOPMENTS

During the first quarter in 2008, BlueFire continued to develop the engineering package for its first biorefinery, BlueFire Ethanol Lancaster, LLC.  The Company initiated contract negotiations with two integral companies for the deployment of the technology.

In January 2008, BlueFire began negotiating with Brinderson, a detail design and construction firm based in Costa Mesa, California.  In April 2008, BlueFire executed definitive agreements with Brinderson for the detailed design and construction of the Lancaster facility.

In January 2008, BlueFire began negotiating with Roeslein Associates for the modular construction of key equipment for the BlueFire Ethanol Lancaster, LLC biorefinery.  In April 2008 BlueFire executed definitive agreements with Roeslein Associates for the modular construction of key equipment for the Lancaster facility.

In January 2008, BlueFire completed vendor testing for the Decrystalyzer-Hydrolyzer-Filter Train with B&P Processing of Saginaw, Michigan.   The testing allowed vendors building the equipment for the Lancaster facility to have hands-on experience with the technology and process conditions.  This experience helps assist the vendors in mitigating building and design risks if and when they arise.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Project Development

For the first quarter in 2008, our project development costs were approximately $1,635,000, compared to project development costs of $467,000 for the same period during 2007.  Included in project development costs in the first quarter of 2008 and 2007, was approximately $676,000 and $243,000 of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The increase in project development costs is due to the increased activity in the design and engineering development contracts.

General and Administrative Expense

General and Administrative Expense were approximately $1,166,000 for the first quarter of 2008, compared to $1,666,000 for the same period in 2007.  Included in general and administrative expenses in the first quarter of 2008 and 2007, was approximately $645,000 and $403,000 of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to the issuance and valuation of share-based compensation related to the prior year.

Interest Income

Interest income for the first quarter of 2008 was $98,934 related to funds invested.  We did not have interest income for the same period in 2007 as we had not completed our offering of common stock during such time period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents.  Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses. As of March 31, 2008, we had cash and cash equivalents of approximately $12.0 million.

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, as well as be sufficient to prepare our first two Projects for construction, at which point further funding will be necessary. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading “Revenue Recognition.” We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, “Summary of Organization and Significant Accounting Policies” in the notes to our audited financial statements appearing elsewhere in this quarterly report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities. During the three months ended March 31, 2008, we expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at March 31, 2008. The financial instruments consist of cash and accounts payable.

LOSS PER COMMON SHARE

The Company presents basic loss per common share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of March 31, 2008, the Company had outstanding options and warrants to purchase an aggregate of 10,673,853 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

CONCENTRATIONS OF CREDIT RISK

The Company regularly maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies.

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

UNCERTAIN TAX POSITIONS

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act  is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Arnold Klann.
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Christopher Scott.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2008	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer