Form 10-Q
period 2008-06-30
BLUEFIRE ETHANOL FUELS INC
filed 2008-08-13
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

As of August 12, 2008, there were 28,061,553 shares outstanding of the registrant’s common stock.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$8,394,428	$13,031,939
Accounts receivable	-	49,000
Department of energy grant receivable	143,985	-
Prepaid expenses	284,232	16,542
Total current assets	8,822,645	13,097,481

Prepaid fees to related party	30,000	30,000
Property and equipment, net of accumulated depreciation of $7,634 and $406, respectively	198,365	151,007

Total assets	$9,051,010	$13,278,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$554,157	$382,679
Accrued liabilities	134,416	267,671
Total current liabilities	688,573	650,350

Commitments and contingencies (Note 5)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,061,553 and 28,061,553 shares issued; 28,051,652 and 28,061,553 shares outstanding, respectively	28,061	28,061
Additional paid-in capital	31,053,915	28,431,992
Deficit accumulated during the development stage	(22,685,070)	(15,831,915)
Treasury Stock at cost 9,901 shares at June 30, 2008	(34,469)	-

Total liabilities and stockholders’ equity	$9,051,010	$13,278,488

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,	From March 28, 2006 (inception) Through June 30,
	2008	2007	2008	2007	2008

Revenues:
Consulting fees	$-	$-	$-	$-	$49,000
Department of energy grant	143,985	-	143,985	-	143,985
Total revenues	143,985	-	143,985	-	192,985

Operating expenses:
Project development	3,340,835	918,952	4,977,307	1,386,107	10,374,048
General and administrative	1,018,196	1,126,493	2,184,537	2,796,581	8,862,857
Total operating expenses	4,359,031	2,045,445	7,161,844	4,182,688	19,236,905

Operating loss	(4,215,046)	(2,045,445)	(7,017,859)	(4,182,688)	(19,043,920)

Other income and (expense):
Other income	65,770	-	164,704	-	186,407
Financing related charge	-	-	-	(211,660)	(211,660)
Amortization of debt discount	-	-	-	-	(676,982)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	-	(4,000)	-	(12,000)	(64,448)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)

Net loss	$(4,149,276)	$(2,049,445)	$(6,853,155)	$(4,406,348)	$(22,685,070)

Basic and diluted loss per common share	$(0.15)	$(0.10)	$(0.24)	$(0.21)
Weighted average common shares outstanding, basic and diluted	28,052,847	21,511,998	28,057,200	21,474,388

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASHFLOWS
(Unaudited)

	For the Six Months ended June 30, 2008	For the Six Months ended June 30, 2007	From March 28, 2006 (inception) Through June 30, 2008

Cash flows from operating activities:
Net loss	$(6,853,155)	$(4,406,348)	$(22,685,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Common stock issued for interest on Convertible notes	-	-	55,585
Financing related charge	-	211,660	211,660
Share-based compensation	2,621,923	2,861,330	9,771,430
Depreciation	7,225	146	7,634
Changes in operating assets and liabilities:
Accounts receivable	49,000	-	-
Department of energy grant receivable	(143,985)	-	(143,985)
Prepaid fees to related party	-	-	(30,000)
Prepaid expenses and other current assets	(267,690)	(19,978)	(284,233)
Accounts payable	171,478	312,240	554,156
Accrued liabilities	(133,255)	20,181	134,416
Accrued interest to related party	-	12,000	-
Net cash used in operating activities	(4,548,459)	(1,008,769)	(8,999,604)

Cash flows from investing activities:
Acquisition of property and equipment	(54,583)	(2,186)	(205,999)

Cash flows from financing activities:
Purchase of treasury stock	(34,469)	-	(34,469)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	544,500	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from Convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	617,000	116,000
Repayment of related party notes payable	-	(126,500)	(116,000)
Net cash provided (used) by financing activities	(34,469)	1,035,000	17,600,031

Net decrease in cash and cash equivalents	(4,637,511)	24,045	8,394,428

Cash and cash equivalents beginning of period	13,031,939	2,760	-

Cash and cash equivalents end of period	$8,394,428	$26,805	$8,394,428

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY (A DEVELOPMENT-STAGE COMPANY) CONSOLIDATED STATEMENT OF CASHFLOWS (Continued) (Unaudited)
	For the Six Months ended June 30, 2008	For the Six Months ended June 30, 2007	From March 28, 2006 (inception) Through June 30, 2008

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$11,600	$56,375
Income taxes	$800	$-	$1,600
Fair Value of warrants issued to placement agents	$-	$-	$725,591

Supplemental information of non-cash investing and financing activites: Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. (“BlueFire”) was incorporated in the state of Nevada on March 28, 2006 (“Inception”). On June 27, 2006, BlueFire completed a reverse merger with Sucre Agricultural Corp., with the resulting holding company being named BlueFire Ethanol Fuels, Inc. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

As of June 30, 2008, the Company has working capital of approximately $8,134,000. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock.  The proceeds received are expected to be used in operations, and in funding plant design and development costs.  Management has estimated that cash operating expenses for the next twelve months will approximate roughly $2,400,000, excluding engineering costs related to the development of bio-refinery projects.  Although the cost of construction is not readily determinable, the Company estimates the equipment cost to be approximately $30 million for its first plant, with the final installation cost to be determined. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition

As discussed in Note 3, the Company received a federal grant from the United States Department of Energy, (“U.S. DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Revenues from the grant are recognized in the period during which the conditions under the grant have been met and the reimbursement is estimatible. Costs related to government grant revenues are not readily identifiable, and such costs are recorded in general and administrative expenses, and project development costs in the accompanying statements of operations.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the three and six months ended June 30, 2008, the Company expensed all costs related to the facility development of approximately $2,531,000 and $3,492,000, respectively.

Fair Value of Financial Instruments

The financial instruments consist of cash, and accounts payable. The fair value of the financial instruments approximates the carrying value at June 30, 2008.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended June 30, 2008 and 2007, the Company had approximately 3,287,000 and 1,990,000 options, respectively and 7,387,000 and 200,000 warrants, respectively, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

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

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. DOE under the cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the U.S. DOE. This award is a 60%/40% cost share, whereby a specified multiplication factor is applied to approved costs and 40% of the calculated amount may be reimbursed by the U.S. DOE up to the total $40 million award announced in February 2007. The multiplication factor for the period ending June 30, 2008 was 206%.  During the three and six months ended June 30, 2008, the Company recorded approximately $143,000 related to the U.S.DOE contract (see Note 6) which is presented as Department of energy receivable on the accompanying balance sheet. During the three and six months ended June 30, 2008, the amount receivable under the contract was recorded as revenues on the accompanying statement of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm was engaged to prepare a design basis for a pilot facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. During the three and six months ended June 30, 2008, 2007 and for the period from March 28, 2006 (inception) to June 30, 2008, the Company has incurred costs of $311,000, $741,000, $309,000, $291,000 and $1,711,000, respectively, of which all were expensed under project development on the accompanying statement of operations. As of June 30, 2008, amounts included in accounts payable were approximately $264,000.

NOTE 5 -STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008 and 2007, and for the period from March 28, 2006 (Inception) to June 30, 2008, the Company amortized stock-based compensation, including consultants, of approximately $1,136,000, $814,000 and $3,700,000 to general and administrative expenses and $1,486,000, $472,000 and $3,776,000 to project development expenses, respectively. The Company expects to record estimated future compensation expense of approximately $1,190,000 during the year ending December 31, 2008.

In accordance with EITF 96-18, as of June 30, 2008, the options awarded to consultants under the 2006 and 2007 stock option grant were re-valued using the Black-Scholes option pricing model with the following weighted average assumptions: volatility of 129%, remaining expected life of 3.75 years, risk free interest rate of 3.34% and no dividends.

Treasury Stock

During the three months ended June 30, 2008, from time to time, the Company acquired 9,901 of its own shares of common stock in open market transactions at an approximate cost of $34,000.  The repurchases were made in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.

NOTE 6 – SUBSEQUENT EVENT

In July of 2008, the Company received its first reimbursement from the U.S. DOE of approximately $143,000 (see Note 3).

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

PLAN OF OPERATION

Our primary business encompasses development activities culminating in the design, construction, ownership and long-term operation of cellulosic ethanol production biorefineries utilizing the licensed Arkenol Technology in North America. Our secondary business is providing support and operational services to Arkenol Techonology based biorefineries worldwide.  As such, we are currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.

Our initial planned biorefineries in North America are projected as follows:

●
A biorefinery that will process approximately 170 tons of green waste material annually to produce roughly 3 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007 to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. We are currently in the detailed engineering and design phase. Although the cost of construction is not readily determinable, we estimate the equipment cost to be approximately $30 million for this first plant, with the final installation cost to be determined. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

●
A biorefinery proposed for development and construction in conjunction with the U.S. DOE in Southern California which will process approximately 700 metric dry tons of green waste and wood waste annually currently being disposed of in landfills to produce between 17 to 18 million gallons of ethanol annually ("DOE Biorefinery"). Preliminary engineering and design is in progress and permitting for the DOE Biorefinery will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized for the purchase and sale of the ethanol produced from the DOE Biorefinery. We have received an Award from the U.S. DOE of up to $40 million for our DOE Biorefinery, which will be our second biorefinery in Southern California.  On or around October 4, 2007, we finalized the award with the U.S. DOE for preconstruction activities, which we refer to as “Award 1” for a total approved budget of just under $10,000,000.  During the second quarter 2008 this approved budget was increased to approximately $16,000,000. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the U.S.DOE pursuant to the total $40 million amount awarded in February 2007.  The remainder of financing for this project is yet to be determined.

●
Several other opportunities are being evaluated by us in North America including discussions with various landfill owners to duplicate the proposed DOE Biorefinery project, although no definitive agreements have been reached.

BlueFire’s capital requirements strategy for its planned biorefineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America.

●
The Energy Policy Act of 2005 provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. DOE could provide loan guarantees up to $250 million per qualified biorefinery. We have received approval of our pre-application and must now submit a formal application for a loan guarantee of up to $200 million to support the development of a 55 million gallon per year biorefinery in a location to be determined.

●
The Energy Policy Act of 2005 created a biorefinery Demonstration Project Program under which $384 million or another amount appropriated by Congress is available to fund up to three biorefinery demonstration projects. Ultimately the U.S.DOE was appropriated $385 million for the program and granted awards of various size to six companies of which we are one. In October, 2007, we signed the contract for Award 1 for pre-construction activities on our DOE Biorefinery (see above) and began to draw down on those funds during the third quarter 2008.

●	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

During the second quarter in 2008, BlueFire continued to develop the engineering package for  the Lancaster Biorefinery.  The Company finalized contract negotiations with two integral companies for the deployment of the technology.

In January 2008, BlueFire began negotiating with Brinderson, a detail design and construction firm based in Costa Mesa, California.  In April 2008, BlueFire executed definitive agreements with Brinderson for the detailed design and construction of the Lancaster Biorefinery.

In January 2008, BlueFire began negotiating with Roeslein Associates for the modular construction of key equipment for the Lancaster Biorefinery.  In April 2008 BlueFire executed definitive agreements with Roeslein Associates for the modular construction of key equipment for the Lancaster Biorefinery.

In January 2008, BlueFire completed vendor testing for the Decrystalyzer-Hydrolyzer-Filter Train with B&P Processing of Saginaw, Michigan. The testing allowed vendors building the equipment for the Lancaster Biorefinery to have hands-on experience with the technology and process conditions.  This experience helps assist the vendors in mitigating building and design risks if and when they arise.

In July 2008, BlueFire signed a teaming agreement with Amalgamated Research, Inc. (“ARI”) for the exclusive right to use its Simulated Moving Bed Chromatographic Separation (“SMB”) technology for the separation of concentrated sulfuric acid and simple sugars. By using ARI’s SMB, BlueFire recovers approximately 99% of the entrained sugars in the acid/sugar stream.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Project Development

For the second quarter in 2008, our project development costs were approximately $3,341,000 compared to project development costs of $919,000 for the same period during 2007.  Included in project development costs in the second quarter of 2008 and 2007, was approximately $810,000 and $229,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The increase in project development costs is due to the increased activity in the design and engineering development of the biorefineries.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,018,000 for the second quarter of 2008, compared to $1,126,000 for the same period in 2007.  Included in general and administrative expenses in the second quarter of 2008 and 2007, was approximately $491,000 and $411,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to our employee’s time being utilized for direct project expenses.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Project Development

For the first six months in 2008, our project development costs were approximately $4,974,000, compared to project development costs of $1,386,000 for the same period during 2007.  Included in project development costs in the six months ended June 30, 2008 and 2007, was approximately $1,486,000 and $472,000, respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The increase in project development costs is due to the increased activity in the design and engineering development of the biorefineries.

General and Administrative Expenses

General and Administrative Expenses were approximately $2,184,000 for the six months ended June 30, 2008, compared to $2,797,000 for the same period in 2007.  Included in general and administrative expenses in the six months ended June 30, 2008 and 2007, was approximately $1,136,000 and $814,000, respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to our employee’s time being utilized for direct project expenses.

Interest Income

Interest income for the second quarter of 2008 was $65,770 related to funds invested.  We did not have interest income for the same period in 2007 as we had not completed our offering of common stock during such time period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of June 30, 2008, we had cash and cash equivalents of approximately $8.4 million.

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

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, as well as be sufficient to prepare our Lancaster Biorefinery and DOE Biorefinery for construction, at which point further funding will be necessary. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

In addition, as our biorefinery projects develop to the point of construction, we anticipate significant purchases of long lead time item equipment for construction.

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

The Company received a federal grant from the U.S. DOE. The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies.  Revenues from the grant are recognized in the period during which the conditions under the grant have been met and the reimbursement amount is estimatible. Costs related to government grant revenues are not readily identifiable, and such costs are recorded in general and administrative expenses, and project development costs in the accompanying statements of operations.

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities. During the three months ended June 30, 2008, we expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at June 30, 2008. The financial instruments consist of cash and accounts payable.

LOSS PER COMMON SHARE

The Company presents basic loss per common share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of June 30, 2008, the Company had outstanding options and warrants to purchase an aggregate of 10,673,853 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

None.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

RULE 10B-18 TRANSACTIONS

The following table provides information about purchases by BlueFire of shares of BlueFire’s common stock during this last quarter.  All repurchases were made in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.

A monthly summary of the repurchase activity for the quarter ending June 30, 2008 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES 1

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4/1/08 – 4/30/08	9,901	$3.48	0	0
5/1/08 – 5/31/08	0		0	0
6/1/08 – 6/30/08	0		0	0
Total	9,901	$3.48	0	0

(1)
The Company implemented a stock repurchase program effective April 1, 2008 with the intent to repurchase BlueFire shares in accordance with SEC Rule 10b-18. During the quarter ended June 30, 2008, the Company repurchased a total of 9,901 shares at a cost of approximately $34,469.  Under the stock repurchase program, the Company is not obligated to repurchase any additional shares of common stock.

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

DATED: August 13, 2008	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer