Form 10-Q
period 2008-09-30
BLUEFIRE ETHANOL FUELS INC
filed 2008-11-14
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 14, 2008, there were 28,074,381 shares outstanding of the registrant’s common stock.

i

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$4,793,590	$13,031,939
Accounts receivable	-	49,000
Department of energy grant receivable	123,358	-
Prepaid expenses	435,973	16,542
Total current assets	5,352,921	13,097,481

Prepaid fees to related party	30,000	30,000
Property and equipment, net of accumulated depreciation of $14,179 and $406, respectively	192,691	151,007

Total assets	$5,575,612	$13,278,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$578,089	$382,679
Accrued liabilities	150,217	267,671
Total current liabilities	728,306	650,350

Commitments and contingencies (Note 5)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,106,553 and 28,061,553 shares issued; and 28,074,381 and 28,061,553 shares outstanding, respectively	28,106	28,061
Additional paid-in capital	31,885,287	28,431,992
Deficit accumulated during the development stage	(26,964,506)	(15,831,915)
Treasury Stock at cost, 32,172 shares at September 30, 2008	(101,581)	-
Total stockholders’ equity	4,847,306	12,628,138
Total liabilities and stockholders’ equity	$5,575,612	$13,278,488

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the Nine Months ended September 30,	For the Nine Months ended September 30,	From March 28, 2006 (inception) Through September 30,
	2008	2007	2008	2007	2008

Revenues:
Consulting fees	$-	$-	$-	$-	$49,000
Department of Energy grant	123,358	-	267,343	-	267,343
Total revenues	123,358	-	267,343	-	316,343

Operating expenses:
Project development	3,334,327	1,172,351	8,311,634	2,558,459	13,708,375
General and administrative	1,107,613	765,860	3,292,150	3,562,441	9,970,470
Total operating expenses	4,441,940	1,938,211	11,603,784	6,120,900	23,678,845

Operating loss	(4,318,582)	(1,938,211)	(11,336,441)	(6,120,900)	(23,362,502)

Other income and (expense):
Other income	39,145	288	203,849	288	225,553
Financing related charge	-	-	-	(211,660)	(211,660)
Amortization of debt discount	-	(338,505)	-	(338,505)	(676,982)
Interest expense	-	(18,682)	-	(18,682)	(56,097)
Related party interest expense	-	(23,560)	-	(35,560)	(64,448)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)

Net loss	$(4,279,437)	$(2,318,670)	$(11,132,592)	$(6,725,019)	$(26,964,506)

Basic and diluted loss per common share	$(0.15)	$(0.11)	$(0.40)	$(0.31)
Weighted average common shares outstanding, basic and diluted	28,073,376	21,586,237	28,061,394	21,512,081

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Nine Months ended September 30, 2008	For the Nine Months ended September 30, 2007	From March 28, 2006 (inception) Through September 30, 2008

Cash flows from operating activities:
Net loss	$(11,132,592)	$(6,725,019)	$(26,964,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	338,504	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Common stock issued for interest on convertible notes	-	-	55,585
Financing related charge	-	211,660	211,660
Share-based compensation	3,453,340	3,705,114	10,602,845
Depreciation	13,770	260	14,179
Changes in operating assets and liabilities:
Accounts receivable	49,000	-	-
Department of energy grant receivable	(123,358)	-	(123,358)
Prepaid fees to related party	-	-	(30,000)
Prepaid expenses and other current assets	(419,430)	(34,479)	(435,973)
Accounts payable	195,410	267,023	578,089
Accrued liabilities	(117,454)	86,762	150,217
Accrued interest to related party	-	26,601	-
Net cash used in operating activities	(8,081,314)	(2,123,574)	(12,532,459)

Cash flows from investing activities:
Acquisition of property and equipment	(55,454)	(2,471)	(206,870)

Cash flows from financing activities:
Purchase of treasury stock	(101,581)	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	544,500	544,500
Proceeds from exercise of stock options	-	40,000	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	2,400,000	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	617,000	116,000
Repayment of related party notes payable	-	(124,000)	(116,000)
Net cash provided (used) by financing activities	(101,581)	3,477,500	17,532,919

Net decrease in cash and cash equivalents	(8,238,349)	1,351,455	4,793,590

Cash and cash equivalents beginning of period	13,031,939	2,760	-

Cash and cash equivalents end of period	$4,793,590	$1,354,215	$4,793,590

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY (A DEVELOPMENT-STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASHFLOWS (Continued) (Unaudited)
	For the Nine Months ended September 30, 2008	For the Nine Months ended September 30, 2007	From March 28, 2006 (inception) Through September 30, 2008

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$11,600	$56,375
Income taxes	$800	$800	$1,600

Supplemental information of non-cash investing and financing activites: Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. (“BlueFire”) was incorporated in the state of Nevada on March 28, 2006 (“Inception”). On June 27, 2006, BlueFire completed a reverse merger with Sucre Agricultural Corp. with the resulting holding company being named BlueFire Ethanol Fuels, Inc. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in January 2007, the issuance of convertible notes with warrants in July and in August 2007 and from the sale of the Company’s common stock in December 2007. The Company may encounter difficulties in establishing these operations due to the current turbulence in the financial markets, and the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of September 30, 2008, the Company has working capital of approximately $4,624,615. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock.  The proceeds received have been  used in operations, primarily for the funding of plant design and development costs.  Management has estimated that cash operating expenses for the next twelve months will approximately $2,400,000, excluding costs related to the development and design of bio-refinery projects. Although the cost of construction is not readily determinable, the Company estimates the major equipment cost to be approximately $30 million for its first plant, with the final installation cost to be determined. The Company is currently in discussions with potential financial and strategic sources of financing for this facility but no definitive agreements are in place. As of November 12, 2008, the Company has approximately $3.65 million in cash. If the Company is not successful in raising additional capital for the construction of its Lancaster Biorefinery, or additional capital for the development of its DOE Biorefinery projects by the end of the first quarter 2009, it may be forced to curtail or suspend engineering and development efforts until additional proceeds are received by the Company.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition

As discussed in Note 3, the Company received a federal grant from the United States Department of Energy, (“U.S. DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Revenues from the grant are recognized in the period during which the conditions under the grant have been met and the reimbursement is estimatable. The Company determined that the payment received from the U.S. Department of Energy should be accounted for as revenues.  This determination was based on the fact the Company views the obtaining of future grants as an ongoing function of its intended operations.  In addition, costs related to government grant revenues are not readily identifiable, and such costs are recorded in general and administrative expenses and project development costs and thus could not be offset.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the three and nine months ended September 30, 2008, the Company expensed all costs related to the facility development of approximately $3,300,000 and $8,300,000, respectively.

Fair Value of Financial Instruments

The financial instruments consist of cash, and accounts payable. The fair value of the financial instruments approximates the carrying value at September 30, 2008.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three and nine months ended September 30, 2008 and 2007, the Company had approximately 3,287,000 and 1,990,000 options, respectively and 7,387,000 and 200,000 warrants, respectively, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board “FASB” issued Statements of Financial Accounting Standards “SFAS” No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. DOE under the cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the U.S. DOE. This award is a 60%/40% cost share, whereby a specified multiplication factor is applied to approved costs and 40% of the calculated amount may be reimbursed by the U.S. DOE up to the total $40 million award announced in February 2007. The multiplication factor for the period ending September 30, 2008 was 206%.  During the three and nine months ended September 30, 2008, the Company recorded approximately $123,000 and $267,000 related to the U.S.DOE contract which is presented as Department of energy receivable on the accompanying balance sheet. During the three and nine months ended September 30, 2008, the amount receivable under the contract was recorded as revenues on the accompanying statements of operations.

NOTE 4 – PREPAID EXPENSES

The Company has engaged several engineering firms to design and develop the biorefineries.  As of September 30, 2008, the Company has made prepayments of approximately $412,000 to two of the engineering firms.  Amounts prepaid to these two firms are included in the Prepaid Expenses on the accompanying balance sheet.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

On February 26, 2007, the Company entered into an agreement with an engineering firm, whereby the engineering firm was engaged to prepare a design basis for a pilot facility comprising a capacity of 2.5 to 9 million gallons per year as specified by the Company, incorporating cellulosic ethanol process technology and the Arkenol Technology. During the three and nine months ended September 30, 2008, 2007 and for the period from March 28, 2006 (inception) to September 30, 2008, the Company has incurred costs of $292,000, $1,033,000, $304,000, $613,000, and $2,003,000 respectively, of which all were expensed under project development on the accompanying statement of operations. As of September 30, 2008, there was approximately $59,000 included in accounts payable.

NOTE 6 -STOCKHOLDERS’ EQUITY

On July 1, 2008, the Company engaged a law firm to act as counsel for the Company with respect to general corporate and securities work related to United States laws, including laws related to the 1934 Exchange Act.  In exchange for the agreed upon services, the Company is to incur a monthly expense in the amount of $2,500 cash and 2,500 shares of the Company’s common stock payable as follows: $7,500 and 7,500 shares at execution of agreement; $7,500 and 7,500 shares on or before the first day of each quarter ending on July 1, 2009.  In addition, the Company entered into a one-time agreement with the same law firm and issued 7,500 shares and paid $7,500 in exchange for services related to the Company’s American Stock exchange listing application. The value of the common stock granted was determined to be approximately $49,000 based on the fair market value of the Company's common stock of $3.75 and $2.75 on the date of the grants. As of September 30, 2008, the Company expensed all of the costs to general and administrative expenses.

On July 31, 2008, the Company renewed all of its existing Directors’ appointment, issued 6,000 shares to each and paid $5,000 to the three outside member. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $123,000 based on the fair market value of the Company's common stock of $4.10 on the date of the grant. As of September 30, 2008, the Company expensed all of the costs to general and administrative expenses as there were no future performance commitments.

During the nine months ended September 30, 2008 and 2007, and for the period from March 28, 2006 (Inception) to September 30, 2008, the Company amortized stock-based compensation, including consultants, of approximately $1,544,000, $1,119,000 and $4,108,000 to general and administrative expenses and $1,860,000, $876,000 and $4,150,000 to project development expenses, respectively. The Company expects to record estimated future compensation expense of approximately $501,000 during the year ending December 31, 2008.

In accordance with EITF 96-18, as of September 30, 2008, the options awarded to consultants under the 2006 and 2007 stock option grant were re-valued using the Black-Scholes option pricing model with the following weighted average assumptions: volatility of 144%, remaining expected life of 3.50 years, risk free interest rate of 2.98% and no dividends.

Treasury Stock

During the three and nine months ended September 30, 2008, the Company acquired 22,271 and 32,172 of its own shares of common stock in open market transactions at an approximate cost of $67,000 and $102,000, respectively.  The repurchases were made in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.

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

PLAN OF OPERATION

Our primary business encompasses development activities culminating in the design, construction, ownership and long-term operation of cellulosic ethanol production biorefineries utilizing the licensed Arkenol Technology in North America. Our secondary business is providing support and operational services to Arkenol Technology based biorefineries worldwide.  As such, we are currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.

Our initial planned biorefineries in North America are projected as follows:

●
A biorefinery that will process approximately 170 tons of green waste material annually to produce roughly 3 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007 to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. We are currently in the detailed engineering and design phase. Although the cost of construction is not readily determinable, we estimate the major equipment cost to be approximately $30 million for this first plant, with the final installation cost to be determined. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

●
A biorefinery proposed for development and construction in conjunction with the U.S. DOE in Southern California which will process approximately 700 metric dry tons of green waste and wood waste annually currently being disposed of in landfills to produce approximately 17 to 18 million gallons of ethanol annually ("DOE Biorefinery"). Preliminary engineering and design is in progress and permitting for the DOE Biorefinery will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized for the purchase and sale of the ethanol produced from the DOE Biorefinery. We have received an Award from the U.S. DOE of up to $40 million for our DOE Biorefinery, which will be our second biorefinery in Southern California.  On or around October 4, 2007, we finalized the award with the U.S. DOE for preconstruction activities, which we refer to as “Award 1” for a total approved budget of just under $10,000,000.  During the second quarter 2008 this approved budget was increased to approximately $16,000,000. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the U.S.DOE pursuant to the total $40 million amount awarded in February 2007.  The remainder of financing for this project is yet to be determined.

●	Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

BlueFire’s capital requirements strategy for its planned biorefineries are as follows:

●
Obtain additional operating capital from joint venture partnerships, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned biorefineries no definitive agreements are in place.

●
The Energy Policy Act of 2005 provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Loan Guarantee Program under Title XVII which the U.S. DOE could provide loan guarantees up to $250 million per qualified project. We have received notice that we are 1 of 16 pre-applicants invited to submit a formal application for a loan guarantee of up to $200 million to support the development of a cellulosic biorefinery in a location to be determined.

●
The Energy Policy Act of 2005 created a biorefinery Demonstration Project Program under which $384 million or another amount appropriated by Congress is available to fund up to three biorefinery demonstration projects. Ultimately the U.S.DOE was appropriated $385 million for the program and granted awards of various sizes to six companies of which we are one. In October, 2007, we signed the contract for Award 1 for pre-construction activities on our DOE Biorefinery (see above) and began to draw down on those funds during the third quarter 2008.

●	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

●
The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Biorefineries, and loan guarantees for commercial scale Biorefineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs.

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

During the third quarter in 2008, BlueFire continued to develop the engineering package for the Lancaster Biorefinery, and finalized the Front-End Loading (FEL) 3 stage of engineering for the Lancaster Biorefinery. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

FEL-1 * Material Balance * Energy Balance * Project Charter	FEL-2 * Preliminary Equipment Design * Preliminary Layout * Preliminary Schedule * Preliminary Estimate	FEL-3 * Purchase Ready Major Equipment Specifications * Definitive Estimate * Project Execution Plan * Preliminary 3D Model * Electrical Equipment List * Line List * Instrument Index

In July 2008, BlueFire signed a teaming agreement with Amalgamated Research, Inc. (“ARI”) for the exclusive right to use its Simulated Moving Bed Chromatographic Separation (“SMB”) technology for the separation of concentrated sulfuric acid and simple sugars. By using ARI’s SMB, BlueFire recovers approximately 99% of the entrained sugars in the acid/sugar stream.

In July 2008, BlueFire was granted a conditional-use permit from the County of Los Angeles, Department of Regional Planning, to permit the construction of the Lancaster Biorefinery.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Project Development

For the third quarter in 2008, our project development costs were approximately $3,300,000 compared to project development costs of $1,200,000 for the same period during 2007.  Included in project development costs in the third quarter of 2008 and 2007, was approximately $2,058,000 and $304,000, respectively of expense incurred from four engineering firms for the design and development of the biorefineries.  Included in project development costs in the third quarter of 2008 and 2007, was approximately $374,000 and $404,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The increase in project development costs is due to the increased activity in the design and engineering development of the biorefineries.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,100,000 for the third quarter of 2008, compared to $766,000 for the same period in 2007.  Included in general and administrative expenses in the third quarter of 2008 and 2007, was approximately $408,000 and $305,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The increase in general and administrative costs is mainly due to ramp up of Company personnel and share based compensation.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Project Development

For the first nine months in 2008, our project development costs were approximately $8,300,000, compared to project development costs of $2,500,000 for the same period during 2007.  Included in project development costs in the nine months ended September 30, 2008 and 2007, was approximately $4,225,000 and $563,000, respectively of expenses incurred from four engineering firms for the design and development of the biorefineries. Included in project development costs in the nine months ended September 30, 2008 and 2007, was approximately $1,860,000 and $876,000, respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The increase in project development costs is due to the increased activity in the design and engineering development of the biorefineries.

General and Administrative Expenses

General and Administrative Expenses were approximately $3,300,000 for the nine months ended September 30, 2008, compared to $3,600,000 for the same period in 2007.  Included in general and administrative expenses in the nine months ended September 30, 2008 and 2007, was approximately $1,421,000 and $1,119,000, respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to our employee’s time being utilized for direct project expenses.

Interest Income

Interest income for the third quarter of 2008 was $39,000 related to funds invested.  We did not have interest income for the same period in 2007 as we had not completed our offering of common stock during such time period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of September 30, 2008, we had cash and cash equivalents of approximately $4,800,000.

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

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, as well as be sufficient to prepare our Lancaster Biorefinery for construction, at which point further funding will be necessary. As of November 14, 2008, the Company has approximately $3.65 million in cash.  If, after utilizing the existing sources of capital available to the Company for further development of its Lancaster Biorefinery, and for its DOE Biorefinery,  and the Company is not successful in obtaining additional financing for the construction of the Lancaster Biorefinery, and its DOE Biorefinery, by the end  of the first quarter 2009, it may be forced to curtail its existing or planned future operations until additional proceeds are received  by the Company.

In addition, as our biorefinery projects develop to the point of construction, we anticipate significant purchases of long lead time item equipment for construction.

The Company is currently in discussions with potential financial and strategic sources of financing for the Lancaster Biorefinery but no definitive agreements are in place.

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

The Company received a federal grant from the United States Department of Energy, (“U.S. DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Revenues from the grant are recognized in the period during which the conditions under the grant have been met and the reimbursement is estimatable. The Company determined that the payment received from the U.S. Department of Energy should be accounted for as revenues.  This determination was based on the fact the Company views the obtaining of future grants as an ongoing function of its intended operations.  In addition, costs related to government grant revenues are not readily identifiable, and such costs are recorded in general and administrative expenses and project development costs and thus could not be offset.

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities. During the three months ended September 30, 2008, we expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at September 30, 2008. The financial instruments consist of cash and accounts payable.

LOSS PER COMMON SHARE

The Company presents basic loss per common share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of September 30, 2008, the Company had outstanding options and warrants to purchase an aggregate of 10,673,853 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008 and is currently in the process of evaluating the impact, if any; the adoption of SFAS No. 157 will have on its financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management is Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing  with general administrative and financial matters. However, at this time management has decided that considering the abilities of  the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.           Risk Factors

We have updated the risk factors previously disclosed in our Annual Report om Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008 (the"Fiscal 2007 10-K") and in our Form S-1/A, which was filed with the Securities and Exchange Commission on March 26, 2008 (the "S-1/A").  We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-K and the S-1/A.

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

A monthly summary of the repurchase activity for the quarter ending September 30, 2008 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES 1

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
7/1/08 – 7/31/08	7,525	$3.60	0	0
8/1/08 – 8/31/08	3,000	$2.64	0	0
9/1/08 – 9/30/08	11,746	$2.73	0	0
Total	22,271	$3.01	0	0

(1)
The Company implemented a stock repurchase program effective April 1, 2008 with the intent to repurchase BlueFire shares in accordance with SEC Rule 10b-18. During the quarter ended September 30, 2008, the Company repurchased a total of 22,271 shares at a cost of approximately $67,000.  Under the stock repurchase program, the Company is not obligated to repurchase any additional shares of common stock.

Item 3.                     Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2008.

Item 4.                     Submission of Matters to a Vote of Security Holders

At our annual meeting on July 31, 2008 there were two matters put to vote by security holders during the period ended September 30, 2008:

1. To elect five directors to hold office for a one year term and until each of their successors are elected and qualified.
2. To ratify the appointment of McKennon Wilson & Morgan LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

On Item 1, there were 20,819,356 votes (91.01% of outstanding stock) voting ‘Yes’, 0 votes ‘No’, and 36,820 votes (0.16%) abstained.

On Item 2, there were 20,838,177 votes (91.09% of outstanding stock) voting ‘Yes’, 8,069 votes (0.04%) ‘No’, and 9,930 votes (0.04%) abstained.

Item 5.                     Other Information

There is no information required to be disclosed under this item which was not previously disclosed.

Item 6.                     Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott, Principal Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Arnold Klann, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Christopher Scott, Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 14, 2008	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer