Form 10-K
period 2008-12-31
BLUEFIRE ETHANOL FUELS INC
filed 2009-03-27
CIK 1370489

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52361

BLUEFIRE ETHANOL FUELS, INC.
(Name of small business issuer in its charter)

NEVADA	20-4590982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 MUSICK, IRVINE, CALIFORNIA	92618
(Address of principal executive offices)	(Zip Code)

 (949) 588-3767
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Issuers revenues for its most recent fiscal year was approximately $1,076,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 28, 2009 based on a closing price of $0.72 was approximately $4,500,000. As of February 28, 2009, the registrant had 28,133,053 shares of its common stock, par value $.001 per share, outstanding.

Documents Incorporated By Reference: None.

TABLE OF CONTENTS

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, “we”, “us”, “our”, “Bluefire”, “Company” or “our company” refers to Bluefire Ethanol Fuels, Inc.

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

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On March 24, 2009, the closing price of our Common Stock was $.60 per share.

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

ARK ENERGY

BlueFire may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation to accelerate BlueFire’s deployment of the Arkenol Technology. The opportunities consist of ARK Energy’s previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to us and we valued these business assets based on management’s best estimates as to its actual costs of development. In the event we successfully finance the construction of a project that utilizes any of the transferred assets from ARK Energy, we are required to pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. We did not incur the costs of a third party valuation but based our valuation of the assets acquired by (i) an arms length review of the value assigned by ARK Energy to the opportunities are based on the actual costs it incurred in developing the project opportunities, and (ii) anticipated financial benefits to us.

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

BIOREFINERY PROJECTS

WE ARE CURRENTLY IN THE DEVELOPMENT STAGE OF BUILDING BIOREFINERIES IN NORTH AMERICA.

We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Briderson Engineering, Inc. (“Brinderson”) will provide the preliminary design package for our first facility and Brinderson will complete the detailed engineering design of the plant. This completed design should provide the blueprint for subsequent plant constructions.

We intend to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site which is located in Lancaster, California.  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility. The Los Angeles County Planning Commission issued a Conditional Use Permit for the Lancaster Project in July of 2008. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

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

We estimate the total cost including contingencies to be in the range of approximately $100 million to $120 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. Recently, prices for materials have been declining, and we expect, that throughout 2009, items like structural and specialty steel will continue to decline significantly in price with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost.

The uncertainties of the world credit markets have also caused a delay in the financing we needed to enable placement of equipment orders for the construction of our Lancaster Project and which would allow us to achieve a sustainable construction schedule after breaking ground. Hence, to insure a timely and continuous construction of the project, BlueFire's board of directors determined it is prudent to delay Lancaster's groundbreaking until all the necessary funds are in place. Project activities have advanced to a point that once credit is available, orders can be immediately placed and construction started. We remain optimistic in being able to raise the additional capital necessary once the new federal administration’s policies take hold and the capital markets normalize. We are currently in discussions with potential sources of financing for this facility, including opportunities for grants and loan guarantees, but no definitive agreements are in place.

We are also developing a facility for construction in a joint effort with the Department of Energy. This facility will use approximately 700 metric dry tons of green waste per day and wood waste currently disposed in the landfill to produce about 16.6 to 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed.  We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. As of December 31, 2008 BlueFire has been reimbursed approximately $1,076,000 from the Department of Energy under this award.  The remainder of financing for this project is yet to be determined.

The Company is simultaneously researching and considering other suitable locations for other similar biorefineries.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS AND SERVICES

On December 11, 2008 BlueFire announced a Professional Services Agreement (“PSA”) with Ubiex, Inc. a South Korean development company.  Under the PSA BlueFire will provide the preliminary engineering design package and technical support for Ubiex, Inc.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants. For example, we will enter into an agreement with an existing refiner or blender to purchase the ethanol and sell it into the Southern California transportation fuels market. Ethanol is currently mandated at a blend level of 5.7% in California which represents a  700+ million gallon per year market. We are also exploring the potential of onsite blending of E85 (85% Ethanol, 15% gasoline) and direct marketing to fueling stations. There are approximately 1900 E85 fueling stations in the United States.

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER’S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

COMPETITION

Most of the ethanol supply in the United States is derived from corn according to the Renewable Fuels Association (“RFA”) website (HTTP://WWW.ETHANOLRFA.ORG/) and as of February 28, 2009 is produced at approximately 190 facilities, ranging in size from 300,000 to 115 million gallons per year, located predominately in the corn belt in the Midwest.

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

There are approximately twenty one next generation biofuel companies that have received grants from the Department of Energy for development purposes.

INDUSTRY OVERVIEW

On December 19, 2007 President Bush signed into law the Energy Independence and Security Act of 2007 (Energy Act of 2007).  The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallon of which must come from cellulosic derived fuel.  Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

In June 2008 the Food, Conservation and Energy Act of 2008 (Farm Bill) was signed into law.  The 2008 Farm Bill also modified existing incentives, including ethanol tax credits and import duties and established a new integrated tax credit of $1.01/gallon for cellulosic biofuels. The Farm Bill also authorized new biofuels loan and grant programs, which will be subject to appropriations, likely starting with the FY2010 budget request.

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

Studies published by the Renewable Fuel Association indicate that approximately 8.1 billion gallons of ethanol was consumed in 2008 in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

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

During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 7.6 billion gallons per year in 2008. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

In the United States, there are two principal commercial applications for ethanol. The first is as an oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who may make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 170 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 17 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 5 million flexible fuel vehicles on the road in the United States and automakers will produce several millions per year, offering further potential for significant growth in ethanol demand.

CELLULOSE TO ETHANOL PRODUCTION

In a 2002 report, “Outlook For Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstocks are more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Currently, we have no dependence on one or a few major customers. We are negotiating definitive agreements but no definitive agreements have been signed as of yet. See “DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.”

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sublicensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of December 31, 2008, we have accrued the remaining liability of $970,000 to Arkenol, and as of March 11, 2009 we have paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments of any other license fees and royalties due Arkenol.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

Currently, the federal government encourages the use of ethanol as a component in oxygenated gasoline. This is a measure to both protect the environment, and, to utilize biofuels as a viable renewable domestic fuel to reduce U.S. dependence on foreign oil.

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

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Before this, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. The bill created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended. Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol. VEETC is scheduled to expire in 2013. The 2008 Farm Bill amended this credit: Starting the year after 7.5 billion gallons of ethanol are produced and/or imported in the United States, the value of the credit will be lowered to 45 cents per gallon—it is expected that the United States passed this mark in 2008, leading to a reduction in the credit starting in 2009.

The Energy Policy Act of 2005 established a renewable fuel standard (RFS) to increase in the supply of alternative sources for automotive fuels. The RFS was expanded by the Energy Independence and Security Act of 2007. The RFS requires the blending of renewable fuels (including ethanol and biodiesel) in transportation fuel. In 2008, fuel suppliers must blend 9.0 billion gallons of renewable fuel into gasoline; this requirement increases annually to 36 billion gallons in 2022. The expanded RFS also specifically mandates the use of “advanced biofuels”—fuels produced from non-corn feedstocks and with 50% lower lifecycle greenhouse gas emissions than petroleum fuel—starting in 2009. Of the 36 billion gallons required in 2022, at least 21 billion gallons must be advanced biofuel. There are also specific quotas for cellulosic biofuels and for biomass-based diesel fuel. On May 1, 2007, EPA issued a final rule on the RFS program detailing compliance standards for fuel suppliers, as well as a system to trade renewable fuel credits between suppliers.  EPA has not yet initiated a rulemaking on the lifecycle analysis methods necessary to categorize fuels as advanced biofuels. While this program is not a direct subsidy for the construction of biofuels plants, the market created by the renewable fuel standard is expected to stimulate growth of the biofuels industry.

The Food, Conservation, and Energy Act of 2008 (2008 Farm Bill) provides for, among other things, grants for demonstration scale Biorefineries, and loan guarantees for commercial scale Biorefineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs.

Some other noteworthy governmental actions regarding the production of biofuels are as follows:

Small Ethanol Producer Credit:
A tax credit valued at 10 cents per gallon of ethanol produced. The credit may be claimed on the first 15 million gallons of ethanol produced by a small producer in a given year. Qualified applicants are any ethanol producer with production capacity below 60 million gallons per year. This credit is scheduled to terminate on December 31, 2010, unless ortherwise extended by law.

Credit for Production of Cellulosic Biofuel:
An integrated tax credit whereby Producers of cellulosic biofuel can claim up to $1.01 per gallon tax credit. The credit for cellulosic ethanol varies with other ethanol credits such that the total combined value of all credits is $1.01 per gallon. As the VEETC and/or the Small Ethanol Producer Credits (outlined above) decrease, the per-gallon credit for cellulosic ethanol production increases by the same amount (ie the value of the credit is reduced by the amount of the VEETC and the Small Ethanol Producer Credit—currently, the value would be 40 cents per gallon). The credit applies to fuel produced after December 31, 2008. This credit is scheduled to terminate on December 31, 2012.

Special Depreciation Allowance for Cellulosic Biofuel Plant Property:
A taxpayer may take a depreciation deduction of 50% of the adjusted basis of a new cellulosic biofuel plant in the year it is put in service. Any portion of the cost financed through tax-exempt bonds is exempted from the depreciation allowance. Before amendment by P.L. 110-343, the accelerated depreciation applied only to cellulosic ethanol plants that break down cellulose through enzymatic processes—the amended provision applies to all cellulosic biofuel plants acquired after December 20, 2006, and placed in service before January 1, 2013. This accelerated depreciation allowance is scheduled to terminate on December 31, 2012.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal year ending December 31, 2007 and 2008, we spent roughly $4,930,739 and $10,535,278 on project development costs, respectively.

To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities including site development, and engineering activities.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We had 11 full time employees as of December 31, 2008 and 1 part time employee. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have had limited operations and have incurred net losses of $30,202,509 for the period from March 28, 2006 (Inception) through December 31, 2008, of which $14,326,447 was cash used in our operating activities. We have generated minimal revenues from consulting, approximately $1,076,000 in grant revenue from the Department of Energy, and no revenues from operations. We have yet to begin ethanol production or construction of ethanol producing plants. Since the Reverse Merger, we have been engaged in organizational activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the total cost including contingencies to be in the range of approximately $100 million to $120 million for our first plant.  We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

Our business plan depends on the completion of up to 19 numerous biorefinery projects. Although each facility will have specific funding requirements, our proposed facility in Lancaster, CA will require approximately $100-$120 million to fund. We will be relying on additional financing, and funding from such sources as Federal and State grants and loan guarantee programs.  We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

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

The market price of our common stock may fluctuate significantly.  From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2008 traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.52 per share, respectively.  Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors and finding funding sources.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS

The Company’s Chairman and President controls approximately 49.03% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of February 28, 2009, we had 28,133,053 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 6,425 square feet of furnished office space at 31 Musick, Irvine, California 92618 from Jeong Yun Kim for $11,565 per month on a month-to-month basis.

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

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for the period ended December 31, 2008.

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

Quarter ended	Low Price	High Price

September 30, 2006	$1.35	$6.80
December 31, 2006	$1.47	$4.00
March 31, 2007	$3.99	$7.70
June 30, 2007	$5.40	$7.15
September 30, 2007	$3.30	$6.40
December 31, 2007	$3.15	$5.01
March 31, 2008	$3.00	$4.15
June 30, 2008	$3.05	$4.40
September 30, 2008	$2.05	$4.15
December 31, 2008	$0.55	$2.15

HOLDERS OF OUR COMMON STOCK

As of February 28, 2009 a total of 28,133,053 shares of the Company’s common stock are currently outstanding held by approximately 2,750 shareholders of record.

DIVIDENDS

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

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

As of December 31, 2008, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock		Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	3,517,659	(1)	$2.48	6,482,341
Equity compensation not pursuant to a plan	602,203	(3)	$3.88
Total	4,099,862

(1) Of this amount, 20,000 options have been exercised.
(2) Excludes shares of restricted stock issued under the Plan.
(3) Includes a warrant to purchase 200,000 shares of its common stock at an exercise price of $5.00 per share to a certain consultant issued by the Company on November 9, 2006, for consulting services.

RULE 10B-18 TRANSACTIONS

The following table provides information about purchases by BlueFire of shares of BlueFire’s common stock during the year ending December 31, 2008.  All repurchases were made in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.

A monthly summary of the repurchase activity for the year ending December 31, 2008 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES 1

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
4/1/08 – 4/30/08	9,901	$3.48	0	0
5/1/08 – 5/31/08	0		0	0
6/1/08 – 6/30/08	0		0	0
7/1/08 – 7/31/08	7,525	$3.60	0	0
8/1/08 – 8/31/08	3,000	$2.64	0	0
9/1/08 – 9/30/08	11,746	$2.73	0	0
Total	32,172	$3.16	0	0

(1)
The Company implemented a stock repurchase program effective April 1, 2008 with the intent to repurchase BlueFire shares in accordance with SEC Rule 10b-18. During the year ended December 31, 2008, the Company repurchased a total of 32,172 shares at a cost of approximately $101,581. Under the stock repurchase program, the Company is not obligated to repurchase any additional shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, PLAN OF OPERATION, AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION

We plan to raise additional funds through joint venture partnerships, Federal or State grants or loan guarantees, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

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

For the next 12 months, our Plan of Operations is as follows:

•
Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America.

•
The Energy Policy Act of 2005 (“EPAct 2005”) provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. Department of Energy (“DOE”) could provide loan guarantees up to $250 million per qualified project.  BlueFire plans to pursue all available opportunities within the Farm EPAct 2005.

•
In June 2008 the Food, Conservation and Energy Act of 2008 (“Farm Bill”) was signed into law.  The 2008 Farm Bill also modified existing incentives, including ethanol tax credits and import duties and established a new tax credit for cellulosic biofuels. The Farm Bill also authorized new biofuels loan and grant programs, but these will be subject to appropriations, likely starting with the FY2010 budget request.  BlueFire plans to pursue all available opportunities within the Farm Bill.

•	Utilize proceeds from reimbursements under the Department of Energy contract and if needed monies from the $570,000 related party line of credit.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

Our initial planned projects in North America are projected as follows:

•
We intend to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site which is located in Lancaster, California.  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility.  On December 12, 2008 we were issued our Conditional Use Permit by the County of Los Angeles.  On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

•
We are also developing a facility for construction in a joint effort with the Department of Energy. This facility will use approximately 700 metric dry tons per day of green waste and wood waste currently disposed in the landfill to produce about 16.6 to 18 million gallons of ethanol annually. Preliminary engineering design is in progress and permitting for this facility will commence once all required preliminary engineering design is completed.  We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.  The remainder of financing for this project is yet to be determined.

•
Several other opportunities are being evaluated by us in North America but no definitive plans have been made.  Discussions with various landfill owners are underway to duplicate our proposed facility throughout North America although no definitive agreements have been reached.

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

In July 2008, BlueFire was granted a conditional-use permit from the County of Los Angeles, Department of Regional Planning, to permit the construction of the Lancaster Biorefinery. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.

On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 30, 2007

Revenue from Department of Energy Grant

Revenue in 2008 was approximately $1,076,000 and related to a federal grant from the United States Department of Energy, (“U.S. DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies.

Project Development

In 2008, our project development costs were approximately $10,535,000 compared to project development costs of $4,931,000 for the same period during 2007.  Included in project development costs in 2008 and 2007, was approximately $4,901,000 and $970,000, respectively of expense incurred from various engineering firms for the design and development of the biorefineries.  Included in project development costs in 2008 and 2007, was approximately $2,078,000 and $2,388,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The increase in project development costs is due to the increased activity in the design and engineering development of the biorefineries.

General and Administrative Expenses

General and Administrative Expenses were approximately $4,136,000 in 2008, compared to $5,595,000 for the same period in 2007.  Included in general and administrative expenses in 2008 and 2007, was approximately $1,691,000 and $4,062,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to a decrease in share based compensation.

Interest Income

Interest income was approximately $225,000 in 2008, compared to approximately $18,000 in 2007, related to funds invested.  The increase in interest income from the same period in 2007 is mainly due to the fact that we had not yet completed our offering of common stock till the end of 2007.

Related Party License Fee

In 2008 the Company incurred the remaining cost of the Arkenol technology license fee of $970,000.  This is a one time fee.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.

During the twelve months ended December 31, 2008, there were no proceeds received from the sale of company securities. There were no additional proceeds received from the exercise of stock options.

During the twelve months ended December 31, 2007, proceeds of approximately $17,394,500 were received from the sale of securities in connection with various private placements. Additional proceeds of $40,000 were received from the exercise of stock options.

In addition, as our Projects develop to the point of construction, we anticipate significant purchases of long lead time item equipment for construction. As of December 31, 2008, we had cash and cash equivalents of approximately $2,999,599.

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. As of March 25, 2009, there were no amounts outstanding.

We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, current and future grant opportunities, as well as a line of credit from our technology licensor, to implement our growth plan and meet our liquidity needs going forward.  Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, but will not be sufficient to move forward beyond the development stage of either of our first two Projects, at which point further funding will be necessary. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities.  During the twelve months ended December 31, 2008 and December 31, 2007, we expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at December 31, 2008 and December 31, 2007. The financial instruments consist of cash and accounts payable.

LOSS PER COMMON SHARE

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of December 31, 2008 and December 31, 2007, the Company had options and warrants to purchase an aggregate of 10,673,853 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements are contained in pages 35 F-2 through F-25 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2008. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	57	President, CEO and Director	June 2006
Necitas Sumait	49	Secretary, SVP and Director	June 2006
Christopher Scott	34	Chief Financial Officer	March 2007
John Cuzens	57	SVP, Chief Technology Officer	June 2006
Chris Nichols	43	Director	June 2006
Joseph Emas	54	Director	July 2007
Victor Doolan	68	Director	July 2007

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

Christopher Scott - Chief Financial Officer

Mr. Scott has been our Chief Financial Officer since March 2007. Prior to this, from 2002 to March 2007, Mr. Scott was most recently the CFO/CCO and FinOp of Westcap Securities, Inc, an NASD Member Broker/Dealer and Investment Bank headquartered in Irvine, CA. Mr. Scott currently holds the Series 7, 63, 24, 4, 27, 55, and Series 53 NASD licenses. From 1997 to 2002, Mr. Scott was a General Securities and Registered Options Principal at First Allied Securities Inc. Mr. Scott earned his Bachelor’s Degree in Business Administration, with a concentration in Finance, from CSU, Fullerton.

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

Chris Nichols – Director (Chairman, Compensation Committee)

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

Joseph Emas – Director (Chairman, Nomination Committee)

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

Victor Doolan – Director (Chairman, Audit Committee)

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

COMMITTEES OF THE BOARD OF DIRECTORS

Each of our Audit Committee, Compensation Committee and Nomination Committee are composed of a majority of independent board members and are also chaired by an independent board member.

Audit Committee
Victor Doolan, Chairman
Christopher Nichols
Joseph Emas

Compensation Committee
Christopher Nichols, Chairman
Victor Doolan
Joseph Emas

Nomination Committee
Joseph Emas, Chairman
Christopher Nichols
Victor Dolan

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2008 were timely:

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the small business issuer’s directors, officers and key employees.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company provided disclosure on such process on its proxy statement on Form Def14, as amended, filed on May 23, 2008 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

2008/2007 SUMMARY COMPENSATION TABLE YEAR

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)	STOCK AWARDS (3)		OPTIONS AWARDS ($) (3)		NON- EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Arnold Klann Director and President	2008	226,000		-	24,600	(1)		-				250,600
	2007	216,583		51,780	5,070	(1)	750,519					1,023,952
Necitas Sumait Director, Secretary and VP	2008	176,500		-	24,600	(1)						201,100
	2007	149,500		51,780	5,070	(1)	556,521					762,871
John Cuzens Treasurer and VP	2008	175,250		-		-		-				175,250
	2007	149,500		51,780			556,521					757,801
Christopher Scott Chief Financial Officer	2008	163,750		-		-		-				163,750
	2007	86,250		51,780	275,001	(2)	556,521					969,552
Chris Nichols Director	2008	5,000			24,600	(1)						29,600
	2007	7,500	(4)		5,070	(1)						12,570
Joseph Emas Director	2008	5,000			24,600	(1)						29,600
	2007	5,000			25,350	(1)						30,350
Victor Doolan Director	2008	5,000			24,600	(1)						29,600
	2007	5,000			25,350	(1)						30,350

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.

(2)	Reflects value of 50,000 shares of restricted common stock received as compensation related to February 2007 employment agreement.

(3)	Valued based on the Black-Scholes valuation model at the date of grant, see note to the consolidated financial statements.

(4)	Includes partial 2006 compensation of $2,500 paid in 2007.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS	ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS

Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / SH)	Closing Price on Grant Date ($ / SH)

Arnold Klann	None
Necitas Sumait	None
Christopher Scott	None
John Cuzens	None
Chris Nichols	None
Joseph Emas	None
Victor Doolan	None

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Arnold Klann	1,000,000	-		2.00	12/14/11
	28,409	-		3.52	12/20/12
	125,000(1)	125,000(1)		3.20	12/20/12
Necitas Sumait	450,000	-		2.00	12/14/11
	118,750(1)	87,500(1)		3.20	12/20/12
John Cuzens	450,000	-		2.00	12/14/11
	118,750(1)	87,500(1)		3.20	12/20/12
Christopher Scott	118,750(1)	87,500(1)		3.20	12/20/12
Chris Nichols
Joseph Emas
Victor Doolan

(1) 50% vested immediately upon grant in 2007, 25% vests on closing remainder of Lancaster Project Funding, 25% vests at the start of construction of Lancaster Project

2008 OPTION EXERCISES AND STOCK VESTED TABLE

OPTION AWARDS	STOCK AWARDS

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2008 PENSION BENEFITS TABLE

NAME	PLAN NAME	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

NAME	EXECUTIVE CONTRIBUTION IN LAST FISCAL YEAR ($)	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEARS ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)	AGGREGATE WITHDRAWALS / DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR-END ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2008 DIRECTOR COMPENSATION TABLE

NAME		FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS	ALL OTHER COMPENSATION	TOTAL ($)
	Year		($) (1)	($)	($)	($)	($)

Necitas Sumait	2008		24,600					24,600

Chris Nichols	2008	5,000	24,600					29,600

Joseph Emas	2008	5,000	24,600					29,600

Victor Doolan	2008	5,000	24,600					29,600

Arnold Klann	2008		24,600					24,600

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.

2008 ALL OTHER COMPENSATION TABLE

NAME	YEAR	PERQUISITES AND OTHER PERSONAL BENEFITS ($)	TAX REIMBURSEMENTS ($)	INSURANCE PREMIUMS ($)	COMPANY CONTRIBUTIONS TO RETIREMENT AND 401(K) PLANS ($)	SEVERANCE PAYMENTS/ ACCRUALS ($)	CHANGE IN CONTROL PAYMENTS/ ACCRUALS ($)	TOTAL ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2008 PERQUISITES TABLE

NAME	YEAR	PERSONAL USE OF COMPANY CAR/PARKING	FINANCIAL PLANNING LEGAL FEES	CLUB DUES	EXECUTIVE RELOCATION	TOTAL PERQUISITES AND OTHER PERSONAL BENEFITS

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

NAME	BENEFIT	BEFORE CHANGE IN CONTROL TERMINATION W/O CAUSE OR FOR GOOD REASON	AFTER CHANGE IN CONTROL TERMINATION W/O CAUSE OR GOOD REASON	VOLUNTARY TERMINATION	DEATH	DISABILITY	CHANGE IN CONTROL

Arnold Klann						Full comp. first 2 months, 50% of comp. next 4 months
Necitas Sumait						Full comp. first 2 months, 50% of comp. next 4 months
Christopher Scott (1)						Full comp. first 2 months, 50% of comp. next 4 months
John Cuzens						Full comp. first 2 months, 50% of comp. next 4 months
Chris Nichols						N/A
Joseph Emas						N/A
Victor Doolan						N/A

(1) The disability benefit came into effect with the signing of Mr. Scott’s employment agreement on March 31, 2008.

EMPLOYMENT CONTRACTS

On June 27, 2006, the Company entered into employment agreements with three of its executive officers. The employment agreements are for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000.

In addition, on June 27, 2006, the Company entered into a Directors agreement with four individuals to join the Company’s board of directors. Under the terms of the agreement the non-employee Director (Chris Nichols) will receive annual compensation in the amount of $5,000 and all Directors receive a onetime grant of 5,000 shares of the Company’s common stock. The common shares vested immediately. The value of the common stock granted was determined to be approximately $67,000 based on the estimated fair market value of the Company’s common stock over a reasonable period of time.

In connection with Christopher Scott’s appointment as the Company’s CFO on March 16, 2007, the Company and Mr. Scott entered into an at-will letter Employment Agreement containing the following material terms: (i) initial monthly salary of $7,500, to be raised to $10,000 on the earlier of April 30, 2007 or receipt by the Company of a qualified investment financing, and (ii) standard employee benefits; (iii) 50,000 shares of common stock issued throughout the year ended December 31, 2007 to a consulting Company beneficially owned by him. On March 31, 2008, the Board of Directors of the Company replaced Mr. Scott’s existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $170,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Inventions provisions; and (v) confidentiality and non-compete provisions upon termination of employment.

In addition, on July 9, 2007, the Company entered into a Directors agreement with two individuals to join the Company’s board of directors. Under the terms of the agreement these non-employee Directors will receive annual compensation in the amount of $5,000 and all Directors receive a one-time grant of 5,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock granted was determined to be approximately $50,700 based on the estimated fair market value of the Company’s common stock over a reasonable period of time.

On July 31, 2008, the Board of Directors approved the re-election of Victor Doolan, Joseph Emas, Christopher Nichols, Arnold Klann and Necitas Sumait. The Company also resolved to grant each Board Chair, and the Secretary each an additional 5,000 shares of stock. The value of the common stock granted at the time of the grant was determined to be approximately $123,000 based on the estimated fair market value of the Company’s common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, our authorized capitalization was 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of December 31, 2008, there were 28,133,053 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of December 31, 2008, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (2)
Common	Arnold Klann, Chairman and Chief Executive Officer	14,357,909	(4)	49.03%
Common	Necitas Sumait, Senior Vice President and Director	1,780,750	(5)	6.20%
Common	John Cuzens, Chief Technology Officer and Senior Vice President	1,752,250	(6)	6.11%
Common	Chris Scott, Chief Financial Officer	198,750	(7)	*
Common	Chris Nichols, Director	54,000		*
Common	Victor Doolan, Director	11000		*
Common	Joseph Emas, Director	11,000		*
Common	Quercus Trust (3)	11,581,211	(8)	34.38%

	All officers and directors as a group (7 persons)	18,165,659		59.46%
	All officers, directors and 5% holders as a group (8 persons)	29,746,870		82.38%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Figures may not add up due to rounding of percentages.
(3)
David Gelbaum and Monica Chavez Gelbaum are co-trustees of The Quercus Trust.  Each of David Gelbaum and Monica Chavez Gelbaum, acting alone, has the power to exercise voting and investment control over the shares of common stock owned by the Trust.

(4)	Includes options to purchase 1,153,409 shares of common stock vested at December 31, 2008.
(5)	Includes options to purchase 568,750 shares of common stock vested at December 31, 2008.
(6)	Includes options to purchase 568,750 shares of common stock vested at December 31, 2008.
(7)	Includes options and warrants to purchase 128,750 shares of common stock vested at December 31, 2008.
(8)	Includes a warrant to purchase 5,555,556 shares of common stock.

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

(1)	These Incentive Stock Options (“ISO”) vested immediately
(2)
These Non-Qualified Stock Options (“NSO”) vest as follows:
a.           50% vested immediately
b.           25% vest on BlueFire closing remainder of funding for Lancaster Project
c.           25% vest at start of construction of Lancaster Project

(3)	These NSO’s vested monthly over 12 months (1/12th monthly vesting)

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 1,000,000 shares of preferred stock, par value $0.001 (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On March 16, 2007, we obtained a 10% annual interest line of credit in the amount of $1,500,000 from our Chairman, Chief Executive Officer and majority stockholder, Arnold Klann, to provide additional liquidity to us as needed. Under the terms of the note, we are to repay any principal balance and interest within 30 days of receiving qualified investment financing of $5,000,000 or more. As of December 31, 2007, the Company repaid its outstanding balance on the line of credit of approximately $631,000 which included interest of $37,800. This line of credit was terminated with the closing of the private placement in December 2007 and the subsequent line of credit balance repayment.

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

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to make interest-only payments at the end of each calendar quarter at a rate of 6% per annum on any outstanding principal balance. Any outstanding balance is to be paid in full within 30 days of receiving qualified investment financing of at least $2,000,000. As of March 25, 2009, there were no amounts outstanding.

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

As of December 31, 2008, the Board determined that the following directors are independent under these standards (i) Mr. Victor Doolan, (ii) Mr. Christopher Nichols, and (iii) Mr. Joseph Emas.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.  Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended December 31, 2008 and 2007 were approximately $57,000 and $63,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2008 and 2007.

c.  Tax Fees: Aggregate fees billed for tax services for the years ended December 31, 2008 and 2007 were approximately $8,000 and $2,562, respectively.

d. All Other Fees: Aggregate fees billed for professional services other than those described above were approximately $7,000 in the year ended December 31, 2008. These fees were primarily for review of the Company’s registration statement and other minor due diligence projects.

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

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

ITEM 15. EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

14.1	Code of Ethics (1)
24.1	Power of Attorney (2)
31.1	Rule 13a-14(a)/15d-14(a) certification of Arnold Klann
31.2	Rule 13a-14(a)/15d-14(a) certification of Christopher Scott
32.1	Certification pursuant to 18 USC, section 1350 of Arnold Klann
32.2	Certification pursuant to 18 USC, section 1350 of Christopher Scott
99.1	Audit Committee Charter (3)
99.2	Compensation Committee Charter (3)

(1) Incorporated by reference to the Company’s Form 10-KSB, as filed with the SEC on February 29, 2008.
(2) Incorporated by reference to the Company’s Form SB-2, as filed with the SEC on December 20, 2007.
(3) Incorporated by reference to the Company’s Form 10-SB/A, as filed with the SEC on February 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE ETHANOL FUELS, INC.

Dated: March 26, 2009	By:	/s/ Arnold R. Klann
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Scott
Christopher Scott
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Director and Chairman of the Board;	March 26, 2009
Arnold R. Klann	President and Chief Executive Officer

/s/ Necitas Sumait	Director, Secretary and Vice President	March 26, 2009
Necitas Sumait

/s/ Chris Nichols	Director	March 26, 2009
Chris Nichols

/s/ Joseph I. Emas	Director	March 26, 2009
Joseph I. Emas

/s/ Victor H. Doolan	Director	March 26, 2009
Victor H. Doolan

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and for the period from March 28, 2006 (Inception) to December 31, 2008	F-3

Consolidated Statements of Stockholders’ Equity from March 28, 2006 (inception) to December 31, 2008	F-4 -F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007, and for the period from March 28, 2006 (Inception) to December 31, 2008	F-7 - F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of  BlueFire Ethanol Fuels, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Ethanol Fuels, Inc. and subsidiaries, a development-stage company, (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from March 28, 2006 (“Inception”) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of BlueFire Ethanol Fuels, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended, and for the period from Inception to  December 31, 2008, in conformity with accounting  principles generally accepted in the United States of America.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
March 26, 2009

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$2,999,599	$13,031,939
Accounts receivable	-	49,000
Department of Energy grant receivable	692,014	-
Prepaid expenses	89,871	16,542
Total current assets	3,781,484	13,097,481

Prepaid fees to related party	-	30,000

Property and equipment, net of accumulated depreciation of $20,761 and $409, respectively	186,112	151,007

Total assets	$3,967,596	$13,278,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$711,884	$382,679
License fee payable to related party	970,000	-
Accrued liabilities	173,618	267,671
Total current liabilities	1,855,502	650,350

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000
shares authorized; 28,133,053 and 28,061,553 shares
issued and 28,100,881 and 28,061,553 outstanding, respectively	28,132	28,061
Additional paid-in capital	32,388,052	28,431,992
Treasury Stock at cost, 32,172 shares	(101,581)	-
Deficit accumulated during the development stage	(30,202,509)	(15,831,915)
Total stockholders’ equity	2,112,094	12,628,138

Total liabilities and stockholders’ equity	$3,967,596	$13,278,488

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months ended December 31,	For the Twelve Months ended December 31,	From March 28, 2006 (inception) Through December 31,
	2008	2007	2008
Revenues:
Consulting Fees	$-	$49,000	$49,000
Department of Energy Grant	1,075,508	-	1,075,508

Total revenues	1,075,508	49,000	1,124,508

Operating expenses:
Project development, including stock based compensation of $2,078,356, $2,387,634 and $4,468,490, respectively	10,535,278	4,930,739	15,932,017
General and administrative, including stock based compensation of 1,690,921, $4,061,808, and $5,865,040 respectively	4,136,235	5,595,125	10,814,557
Related party license fee	1,000,000	-	1,000,000
Total operating expenses	15,671,513	10,525,864	27,746,574

Operating loss	(14,596,005)	(10,476,864)	(26,622,066)

Other income and (expense):
Other income	225,411	18,903	247,114
Financing related charge	-	(211,660)	(211,660)
Amortization of debt discount	-	(676,982)	(676,982)
Interest expense	-	(56,097)	(56,097)
Related party interest expense	-	(55,348)	(64,448)
Loss on extinguishment of debt	-	(2,818,370)	(2,818,370)

Net loss	$(14,370,594)	$(14,276,418)	$(30,202,509)

Basic and diluted loss per common share	$(0.51)	$(0.65)
Weighted average common shares outstanding, basic and diluted	28,064,572	21,848,126

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at March 28, 2006 (inception)	-	$-	$-	$-	$-
Issuance of founder’s share at $.001 per share	17,000,000	17,000			17,000
Common shares retained by Sucre Agricultural Corp., Shareholders	4,028,264	4,028	685,972	-	690,000
Costs associated with the acquisition of Sucre Agricultural Corp.			(3,550)		(3,550)
Common shares issued for services in November 2006 at $2.99 per share (Note 5)	37,500	38	111,962	-	112,000
Common shares issued for services in November 2006 at $3.35 per share (Note 5)	20,000	20	66,981	-	67,001
Common shares issued for services in December 2006 at $3.65 per share (Note 5)	20,000	20	72,980	-	73,000
Common shares issued for services in December 2006 at $3.65 per share (Note 5)	20,000	20	72,980	-	73,000
Estimated value of common shares at $3.99 per share and warrants at $2.90 issuable for services upon vesting in February 2007 (Note 5)	-	-	160,000	-	160,000
Share-based compensation related to options (Note 6)	-	-	114,811	-	114,811
Share-based compensation related to warrants (Note 6)	-	-	100,254	-	100,254
Net Loss	-	-	-	(1,555,497)	(1,555,497)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)
Common shares issued for cash in January 2007, at $2.00 per share to unrelated individuals, including costs associated with private placement of 6,250 shares and $12,500 cash paid	284,750	285	755,875	-	756,160
Amortization of share based compensation related to employment agreement in January 2007 $3.99 per share	10,000	10	39,890	-	39,900
Common shares issued for services in February 2007 at $5.92 per share	37,500	38	138,837	-	138,875
Adjustment to record remaining value of warrants at $4.70 per share issued for services in February 2007	-	-	158,118	-	158,118
Common shares issued for services in March 2007 at $7.18 per share	37,500	37	269,213	-	269,250
Fair value of warrants at $6.11 for services vested in March 2007	-	-	305,307	-	305,307
Fair value of warrants at $5.40 for services vested in June 2007	-	-	269,839	-	269,839
Common shares issued for services in June 2007 at $6.25 per share	37,500	37	234,338	-	234,375
Share based compensation related to employment agreement in February 2007 $5.50 per share	50,000	50	274,951	-	275,001
Common Shares issued for services in August 2007 at $5.07 per share	13,000	13	65,901		65,914
Share based compensation related to options	-	-	4,692,863	-	4,692,863
Value of warrants issued in August, 2007 for debt replacement services valued at $4.18 per share	-	-	107,459	-	107,459
Relative fair value of warrants associated with July 2007 convertible note agreement	-	-	332,255	-	332,255
Exercise of stock options in July 2007 at $2.00 per share	20,000	20	39,980	-	40,000
Relative fair value of warrants and beneficial conversion feature in connection with the $2,000,000 convertible note payable in August 2007	-	-	2,000,000	-	2,000,000
Stock issued in lieu of Interest payments on the senior secured convertible note at $4.48 and $2.96 per share in October and December 2007	15,143	15	55,569	-	55,584
Conversion of $2,000,000 note payable in August 2007 at $2.90 per share	689,655	689	1,999,311	-	2,000,000
Common shares issued for cash at $2.70 per share, December 2007, net of legal costs of $90,000 and placement agent cost of $1,050,000	5,740,741	5,741	14,354,259	-	14,360,000
Loss on Extinguishment of debt in December 2007	-	-	955,637	-	955,637
Net loss	-	-	-	(14,276,418)	(14,276,418)
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$12,628,138

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Equity
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$-	$12,628,138
Share based compensation relating to options	-	-	3,769,276	-	-	3,769,276
Common shares issued for services in July 2008 at $4.10 per share	30,000	30	122,970	-	-	123,000
Common shares issued for services in July, September, and December 2008 at $3.75, $2.75, and $.57 per share, respectively	41,500	41	63,814	-	-	63,855
Purchase of treasury shares between April to September 2008 at an average of $3.12	(32,172)	-	-	-	(101,581)	(101,581)
Net loss	-	-	-	(14,370,594)	-	(14,370,594)
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months ended December 31	For the Twelve Months ended to December 31	From March 28, 2006 (Inception) to December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(14,370,594)	$(14,276,418)	$(30,202,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	676,983	676,983
Loss on extinguishment of convertible debt	-	2,718,370	2,718,370
Common stock issued for interest on convertible notes	-	55,585	55,585
Discount on sale of stock associated with private placement	-	211,660	211,660
Share-based compensation	3,956,131	6,449,441	11,105,638
Depreciation	20,352	409	20,761
Changes in operating assets and liabilities:
Accounts receivable	49,000	(49,000)	-
Department of energy grant receivable	(692,014)	-	(692,014)
Prepaid fees to related party	30,000	-	-
Prepaid expenses and other current assets	(73,329)	(16,542)	(89,872)
Accounts payable	329,205	315,729	711,883
License fee payable to related party	970,000	-	970,000
Accrued liabilities	(94,053)	249,978	173,618
Accrued interest to related party	-	(9,100)	-
Net cash used in operating activities	(9,875,302)	(3,672,905)	(14,326,447)

Cash flows from investing activities:
Acquisition of property and equipment	(55,457)	(151,416)	(206,873)

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

Cash flows from financing activities:
Cash paid for treasury stock	(101,581)	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	544,500	544,500
Proceeds from exercise of stock options	-	40,000	40,000
Proceeds from issuance of common stock	-	14,360,000	14,360,000
Proceeds from convertible notes payable	-	2,500,000	2,500,000
Repayment of notes payable	-	(500,000)	(500,000)
Proceeds from related party notes payable	-	25,000	116,000
Repayment from related party notes payable	-	(116,000)	(116,000)
Net cash provided by financing activities	(101,581)	16,853,500	17,532,919

Net increase in cash and cash equivalents	(10,032,340)	13,029,179	2,999,599

Cash and cash equivalents beginning of period	13,031,939	2,760	-

Cash and cash equivalents end of period	$2,999,599	$13,031,939	$2,999,599

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$56,375	$56,375
Income taxes	$2,400	$800	$3,200

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$2,000,000	$2,000,000
Interest converted to common stock	$-	$55,569	$55,569
Fair value of warrants issued to placement agents	$-	$725,591	$725,591

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
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

BlueFire's business will encompass development activities leading to the construction and long-term operation of production facilities. BlueFire is currently in the development stage of deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels. The Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. ("ARK Energy"). Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on 19 project opportunities, which may be used by BlueFire to accelerate its deployment of the Arkenol technology.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in January 2007, the issuance of convertible notes with warrants in July and in August 2007 and from the sale of the Company’s common stock in December 2007. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2008, the Company has working capital of approximately $1,926,000. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock.  The proceeds received are being used in operations, and in funding plant design and development costs.  Management has estimated that operating expenses for the next twelve months will be approximately $2,300,000, excluding engineering costs related to the development of bio-refinery projects. During 2009, the Company intends to fund its operations with its current working capital, proceeds from reimbursements under the Department of Energy contract and if needed monies from the $570,000 related party line of credit. The Company expects the current resources available to them will be sufficient for a period in excess of 12 months. If necessary, management has determined that general expenditures will be reduced and additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to the Company

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2008.

We estimate the total cost of the bio-refinery, including contingencies to be in the range of approximately $100 million to $120 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public This is due in part to a combination of significant increases in material costs on the world market from the last estimate until now, and the complexity of our first commercial deployment. Recently, prices for materials have been declining, and we expect, that throughout 2009, items like structural and specialty steel will continue to decline significantly in price with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reporting Entity

The acquisition of Sucre Agricultural Corp. by BlueFire Ethanol, Inc., as discussed in Note 1, was accounted for as a reverse acquisition, whereby the assets and liabilities of BlueFire are reported at their historical cost since the entities are under common control immediately after the acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." The assets and liabilities of Sucre, which were not significant, were recorded at fair value on June 27, 2006, the date of the acquisition. No goodwill was recorded in connection with the reverse acquisition since Sucre had no business. The reverse acquisition resulted in a change in the reporting entity of Sucre, for accounting and reporting purposes. Accordingly, the financial statements herein reflect the operations of BlueFire from Inception and Sucre from June 27, 2006, the date of acquisition, through December 31, 2006. The 4,028,264 shares retained by the stockholders of Sucre have been recorded on the date of acquisition of June 27, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Ethanol Fuels, Inc., and its wholly-owned subsidiary, BlueFire Ethanol, Inc. BlueFire Ethanol Lancaster, LLC and BlueFire Mecca, LLC are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2008, there have been no such charges.

Intangible Assets

License fees acquired are either expensed or recognized as intangible assets.  The Company recognizes intangible assets when the following criteria is met: 1) the asset is identifiable, 2) the Company has control over the asset, 3) the cost of the asset can be measured reliably, and  4) it is probable that economic benefits will flow to the Company.  As of December 31, 2008, the Company purchased a license (see Note 8) from Arkenol, Inc., a related party.  The license fee was expensed because the Company is still in the research and development stage and cannot readily determine the probability of future economic benefits for said license.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation

The Company’s fixed assets are depreciated using the straight-line method over a period ranging from one to five years.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the years ended December 31, 2008, 2007 and for the period from March 28, 2006 (Inception) to December 31, 2008, research and development costs included in Project Development were approximately $8,457,000, $2,543,000, and $11,463,000 respectively.

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

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the EITF in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with the issuance of common stock on for gross proceeds of $15,500,000 in December 2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act. The Company filed that registration statement on December 18, 2007 and as required under the registration rights agreement had the registration statement declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2008 and in so doing incurred no liquidated damages. As of December 31, 2008, the Company does not believe that any liquidated damages are probable and thus no amounts have been accrued in the accompanying financial statements.

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

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The financial instruments consist of cash, accounts receivable and accounts payable. The fair value of the financial instruments approximates the carrying value at December 31, 2008.

Risks and Uncertainties

The Company's operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company's industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company's financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $250,000. At times, the Company has cash deposits in excess of federally and institutional insured limits.

As of December 31, 2008, the Department of Energy made up 100% of Grant Revenue and Department of Energy grant receivables.  As of December 31, 2007, one customer made up 100% of all revenues and accounts receivables.  Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For both the years ended December 31, 2008 and 2007, the Company had approximately 3,287,159 options and 7,386,694 warrants, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Debt issuance costs represent costs incurred related to the Company’s senior secured convertible note payable. These costs were amortized over the term of the note using the effective interest method and expensed upon conversion of senior secured convertible note (Note 5).

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under SFAS No. 123(R), “Share-Based Payment”. Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these non-financial assets and liabilities. Our adoption of SFAS 157 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of SFAS No. 141R and has not determined whether it will have a material impact on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 5” (SFAS No. 160).   SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of SFAS 162 will result in a change in accounting practice for the Company.

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy's (“DOE”) cellulosic ethanol grant program to develop a solid waste bio-refinery project at a landfill in Southern California.

During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. For the years ended December 31, 2008 and 2007, the Company recorded grant revenue of approximately $1,076,000 and zero, respectively.  As of December 31, 2008 and 2007 the Company recorded a receivable of approximately $692,000 and zero, respectively related to the DOE contract.

California Energy Commission

In March 2007, the Company was selected to receive an award of approximately $1,000,000 in funding from the California Energy Commission (“CEC”). After careful review and consideration of the CEC Grant Agreement, in January 2008, the Company determined it would be to the best interest of its shareholders to decline the acceptance of the grant. The terms under which the Company would have received the grant came at a premium and clouded otherwise clear ownership structures of the Company’s technology and its commercial projects.  When compared to other available funding sources this presented difficulties to the Company’s ongoing fund raising activities with private parties. Thus, the Company believed it would not be the best interest of their shareholders to execute the agreement.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	December 31, 2008	December 31, 2007

Land	$109,108	$109,108
Office equipment	55,089	35,629
Furniture and fixtures	42,676	6,676
	206,873	151,413
Accumulated depreciation	(20,761)	(406)
	$186,112	$151,007

Depreciation expense for the years ended December 31, 2008 and 2007 and for the period from inception to December 31, 2008 was $20,352, $409, and $20,761, respectively.

Purchase of Lancaster Land

On November 9, 2007, the Company purchased approximately 95 acres of land in Lancaster, California for approximately $109,000, including certain site surveying and other acquisition costs. The Company intends to use the land for the construction of their first pilot refinery plant.

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable

On July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 from the Company’s Chief Financial Officer.  Under the terms of the notes, the Company was to repay any principal balance and interest, at 10% per annum within 120 days of the note. The holders also received warrants to purchase common stock at $5.00 per share. The warrants vested immediately and expire in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes were only convertible into shares of the Company’s common stock in the event of a default. The conversion price was determined based on one third of the average of the last-trade prices of the Company’s common stock for the ten trading days preceding the default date.

The fair value of the warrants was $990,367 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 113%, risk-free interest rate of 4.94%, dividend yield of 0%, and a term of five years.

The proceeds were allocated between the convertible notes payable and the warrants issued to the convertible  note holders based on their relative fair values which resulted in $167,744 allocated to the convertible notes and $332,256 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the convertible notes.  The Company amortized the discount over the term of the convertible notes. During the year ended December 31, 2007, the Company amortized $332,256 of the discount to interest expense.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company calculated the value of the beneficial conversion feature to be approximately $332,000 of which $167,744 was allocated to the convertible notes. However, since the convertible notes were convertible upon a contingent event, the value was recorded when such event was triggered.

On November 7, 2007, the Company re-paid the 10% convertible promissory notes totaling approximately $516,000 including interest of approximately $16,000.  This included approximately $800 of accrued interest to the Company’s Chief Financial Officer.

Senior Secured Convertible Notes Payable

On August 21, 2007, the Company issued senior secured convertible notes aggregating a total of $2,000,000 with two institutional accredited investors.  Under the terms of the notes, the Company was to repay any principal balance and interest, at 8% per annum, due August 21, 2009. On a quarterly basis, the Company has the option to pay interest due in cash or in stock.  The senior secured convertible notes were secured by substantially all of the Company’s assets. The total warrants issued pursuant to this transaction were 1,000,000 on a pro-rata basis to investors. These include class A warrants to purchase 500,000 common stock at $5.48 per share and class B warrants to purchase an additional 500,000 shares of common stock at $6.32 per share. The warrants vested immediately and expire in three years. The senior secured convertible note holders had the option to convert the note into shares of the Company’s common stock at $4.21 per share at any time prior to maturity. If, before maturity, the Company consummated a Financing of at least $10,000,000 then the principal and accrued unpaid interest of the senior secured convertible notes would be automatically converted into shares of the Company’s common stock at $4.21 per share.

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

In addition, the Company entered into a registration rights agreement with the holders of the senior secured convertible notes agreement whereby the Company was required to file an initial registration statement with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the secured convertible notes within 120 days of the Exchange Agreement (December 19, 2007).  The registration statement was filed with the SEC on December 19, 2007. The registration statement was then declared effective on March 27, 2008. The Company incurred no liquidated damages.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance fees and expenses of approximately $207,000 have been incurred in connection with the senior secured convertible note. These fees consisted of a cash payment of $100,000 and the issuance of warrants to purchase 23,731 shares of common stock. The warrants have an exercise price of $5.45, vested immediately and expire in five years. The warrants were valued at approximately $107,000 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 118%, risk-free interest rate of 4.05%, dividend yield of 0% and a term of five years. These costs were amortized over the term of the note using the effective interest method and expensed upon conversion of senior secured convertible note.  During the year ended December 31, 2007, the Company amortized approximately $32,000 of the debt issuance costs to interest expense and approximately $175,000 to loss on extinguishment, see above for further discussion.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 27, 2006, the Company entered into employment agreements with three key employees. The employment agreements are for a period of three years, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $586,000 per year.

On March 31, 2008, the Board of Directors of the Company replaced our Chief Financial Officer’s previously existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $170,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Inventions provisions; and (v) confidentiality and non-compete provisions upon termination of employment.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Director Arrangements

During 2008, the Company renewed all of its existing Directors appointments, issued 6,000 shares to each and paid $5,000 to the three outside members.  Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $123,000 based on the fair market value of the Company’s common stock of $4.10 on the date of the grant.  During the years ended December 31, 2008, the Company expensed approximately $138,000, related to the agreements.

On July 7, 2007, the Company entered into an agreement with two Directors to serve on the Company’s Board.  Under the terms of the agreement the individuals received annual compensation in the amount of $5,000 and a one-time grant of 5,000 shares of the Company’s common stock.  In addition, the Company renewed three of its existing Directors appointment, issued 1,000 shares to each and paid $5,000 to the one outside member. The value of the common stock granted was determined to be approximately $66,000 based on the fair market value of the Company’s common stock of $5.07 on the date of the grant.  During the year ended December 31, 2007, the Company expensed approximately $81,000 related to the agreements.

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

The Company revalued the shares on February 1, 2007, vesting date, and recorded an additional adjustment of $138,875. On February 1, 2007 the warrants were revalued at $4.70 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 102%, expected life of five years, risk free interest rate of 4.96% and no dividends. The Company recorded an additional expense of $158,118 related to these vested warrants.

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

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
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

Professional Services Agreement

As of December 31, 2008, the Company had contracts with several engineering firms. During the period from inception to December 31, 2008, the Company paid approximately $4,900,000 to various engineering firms.

NOTE 7 -STOCKHOLDERS' EQUITY

Amended and Restated 2006 Incentive and Nonstatutory Stock Option Plan

On December 14, 2006, the Company established the 2006 incentive and nonstatutory stock option plan (the “Plan”). The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants. Stock options granted under the Plan may be either "Incentive Stock Options" or "Nonstatutory Options" at the discretion of the Board of Directors. The total number of shares of Stock which may be purchased through exercise of Options granted under this Plan shall not exceed ten million (10,000,000) shares, they become exercisable over a period of no longer than five (5) years and no less than 20% of the shares covered thereby shall become exercisable annually.

On October 16, 2007, the Board reviewed the Plan.  As such, it determined that the Plan was to be used as a comprehensive equity incentive program for which the Board serves as the Plan administrator; and therefore added the ability to grant restricted stock awards under the Plan.

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2008,  3,307,159 options and 204,500 shares have been issued under the plan. As of December 31, 2008, 6,488,341 shares are still issuable under the Plan.

Stock Options

On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five (5) years, risk free interest rate of 4.73%, market price per share of $3.05, and no dividends. The Company expensed the value of the options over the vesting period of two years for the employees. For non-employees the Company revalued the fair market value of the options at each reporting period under the provisions of EITF 96-18.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2007, the Company granted options to purchase 1,038,750 shares of the Company’s common stock to various employees and consultants having an exercise price of $3.20 per share. In addition, on the same date, the Company granted its President and Chief Executive Officer 250,000 and 28,409 options to purchase shares of the Company’s common stock having an exercise price of $3.20 and $3.52, respectively.  The value of the options granted was determined to be approximately $3,482,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five (5) years, risk free interest rate of 3.09%, market price per share of $3.20, and no dividends. Of the total 1,317,159 options granted on December 20, 2007, 739,659 vested immediately and 27,500 issued to consultants vested monthly over a one year period, and 550,000 of the options vested upon two contingent future events.  Management’s belief at the time of the grant was that the events were probable to occur and were within their control, and thus accounted for the remaining vesting under SFAS 123(R) by straight-lining the vesting through the expected date on which the future events were to occur.  At the time, management believed that future date was June 30, 2008. This determination was based on the fact that the Company appeared to be on track to receive the permits and the related funding was available. In June 2008, the Company determined that the June 30, 2008 estimate would not be met due to delays in receiving the necessary permits and thus modified the date to September 30, 2008. In September 2008, the Company determined that the September 30, 2008 deadline would not be met due to the difficulty in obtaining financing due to the pending collapse of the capital markets. At that point the remaining unamortized portion was immaterial and thus, the Company expensed the remaining amounts. Although the options were expensed according to SFAS 123(R), the recipients are still not fully vested as the triggering events have not yet occurred.

The Company accounts for the stock options to consultants under the provisions of EITF 96-18. In accordance with EITF 96-18, as of December 31, 2008, the options awarded to consultants under the 2006 and 2007 Stock Option Grant were re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 150%, risk free interest rate of 1.55%, no dividends, expected life for the 2006 stock option award of three years; and expected life for the 2007 stock option award of four years.

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2008, and 2007 and for the period from March 28, 2006 (Inception) to December 31, 2008, the Company amortized stock based compensation, including consultants, of approximately $ 1,691,000, $2,452,000 and $4,255,000 to general and administrative expenses and $2,078,000, $2,287,000 and $4,368,000 to project development expenses, respectively. Related to these the 2007 and 2006 options awards, the Company will not record any future employee compensation expense.

A summary of the status of the stock option grants under the Plan as of the years ended December 31, 2007 and 2008 and changes during this period is presented as follows:

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2008	3,287,159	$2.48	3.40

Options exercisable at December 31, 2008	2,737,159	$2.34	3.28

The total amount of cash received from the exercise of stock options and the total intrinsic value of options exercised during the year ended December 31, 2007, was $40,000 and $35,000, respectively.  There were no amounts received for the exercise of stock options in 2008. As of December 31, 2008, the average intrinsic value of the options outstanding is zero as the exercise prices were in excess of the closing price of the Company’s common stock as of December 31, 2008.

Private Offerings

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

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the capital raise, the Company paid $1,050,000 to placement agents, $90,000 in legal fees and issued warrants for the purchase of 222,222 shares of common stock. The warrants were valued at $618,133 based on the Black-Scholes assumptions above as recorded as a cost of the capital raised by the Company.

Issuance of Common Stock related to Employment Agreements

In January 2007, the Company issued 10,000 shares of common stock to an employee in connection with an employment agreement.  The shares were valued on the initial date of employment at $40,000 based on the closing market of the Company’s common stock on that date.

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007.  No additional issuances were made in 2008.

Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised. As of December 31, 2008, no other amounts are due under the agreements.

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2007 and 2008 and changes during the periods is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding January 1, 2007 (with 50,000 warrants exercisable)	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60
Issued during the year	-	-
Outstanding and exercisable at December 31, 2008	7,386,694	$3.02	3.60

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), which the Company’s majority shareholder and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

During 2008, due to the receipt of proceeds from the Department of Energy, the Board of Directors determined that the Company had triggered its obligation to incur the full $1,000,000 Arkenol License fee. The Board of Directors determined that the receipt of these proceeds constituted “First Project Construction Funding” as established under the Arkenol technology agreement. As such, the statement of operation reflects the one-time license fee of $1,000,000 and the unpaid balance of $970,000 was included in license fee payable to related party on the accompanying consolidated balance sheet as of December 31, 2008.  The prepaid fee to related party of $30,000 was eliminated as of December 31, 2008.  The Company paid the $970,000 to the related party subsequent to year end.

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2008, the Company had not incurred any liabilities related to the agreement.

Related Party Line of Credit

In March 2007, the Company obtained a line of credit in the amount of $1,500,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to repay any principal balance and interest, at 10% per annum, within 30 days of receiving qualified investment financing of $5,000,000 or more. As of December 31, 2007, the Company repaid its outstanding balance on line of credit of approximately $631,000 which included interest of $37,800. This line of credit was terminated with the closing of the private placement in December 2007 and the subsequent line of credit balance repayment.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000 (see Note 3).  In 2008, the Company did not purchase any items from ARK Energy.

Notes Payable

As mentioned in Note 3, on July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 invested by the Company’s Chief Financial Officer.  In 2008, no additional notes were issued.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
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

The Company's deferred tax assets consist solely of net operating loss carry forwards of approximately $6,615,000 and $3,347,000 at December 31, 2008 and 2007, respectively.  For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State of California purposes they expire in five years beginning in 2011. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used.  During the years ended December 31, 2008 and 2007, and for the period from March 28, 2006 (Inception) to December 31, 2008, the valuation increased by approximately $3,268,000, $3,002,000, and $6,615,000, respectively.

In addition, the Company is not current in their federal and state income tax filings due to previous delinquencies by Sucre prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

We filed U.S. Federal tax returns and U.S. State tax returns. We have identified our U.S. Federal tax returns as our “major” tax jurisdiction. The U.S. Federal return years 2005 through 2007 are still subject to tax examination by the U.S. Internal Revenue Service, however we do not currently have any ongoing tax examinations.

NOTE 10 -SUBSEQUENT EVENT

Related Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to make interest-only payments at the end of each calendar quarter at a rate of 6% per annum on any outstanding principal balance. Any outstanding balance is to be paid in full within 30 days of receiving qualified investment financing of at least $2,000,000. As of March 25, 2009, there were no amounts outstanding.