Form 10-Q
period 2009-03-31
BLUEFIRE ETHANOL FUELS INC
filed 2009-05-15
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

(949) 588-3767
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 13, 2009, there were 28,100,881 shares outstanding of the registrant’s common stock.

Item 1.      Financial Statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$1,576,244	$2,999,599
Accounts receivable	14,570	-
Department of Energy grant receivable	43,595	692,014
Prepaid expenses	71,308	89,871
Total current assets	1,705,717	3,781,484

Property and equipment, net of accumulated depreciation of $26,547 and $20,761, respectively	180,323	186,112

Total assets	$1,886,040	$3,967,596

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$424,276	$711,884
License fee payable to related party	-	970,000
Accrued liabilities	172,692	173,618
Total current liabilities	596,968	1,855,502

Outstanding warrant liability	2,718,153	-

Total Liabilities	3,315,121	1,855,502

Commitments and contingencies (Note 5)	-	-

Stockholders’ (deficit)/equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,133,053 and 28,100,881 shares issued and outstanding, at March 31, 2009 and December 31, 2008	28,132	28,132
Additional paid-in capital	13,801,464	32,388,052
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(15,157,096)	(30,202,509)
Total stockholders’ (deficit)/equity	(1,429,081)	2,112,094

Total liabilities and stockholders’ (deficit)/equity	$1,886,040	$3,967,596

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2009	2008	2009

Consulting fees	$14,570	$-	$63,570
Department of Energy Grant	43,595	-	1,119,103
Total revenues	58,165	-	1,182,673
Operating expenses:
Project development	309,905	1,636,472	16,241,922
General and administrative	576,984	1,166,340	11,391,541
Related party license fee	-	-	1,000,000
Total operating expenses	886,889	2,802,812	28,633,463
Operating loss	(828,724)	(2,802,812)	(27,450,790)

Other income and (expense):
Gain from change in fair value of warrant liability	196,983	-	196,983
Other income	5,702	98,934	252,816
Financing related charge	-	-	(211,660)
Amortization of debt discount	-	-	(676,982)
Interest expense	-	-	(56,097)
Related party interest expense	-	-	(64,448)
Loss on extinguishment of debt	-	-	(2,818,370)

Net loss	$(626,039)	$(2,703,878)	$(30,828,548)

Basic and diluted loss per common share	$(0.02)	$(0.10)
Weighted average common shares outstanding, basic and diluted	28,100,881	28,061,553

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARY
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(626,039)	$(2,703,878)	$(30,828,548)
Gain from change in fair value of warrant liability	(196,983)	-	(196,983)
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	-	1,320,697	11,105,638
Depreciation	5,789	2,910	26,550
Changes in operating assets and liabilities:
Accounts receivable	(14,570)	49,000	(14,570)
Department of Energy grant receivable	648,419	-	(43,595)
Prepaid expenses and other current assets	18,562	(43,041)	(71,310)
Accounts payable	(287,608)	408,129	424,276
Accrued liabilities	(925)	(153,510)	172,692
License fee payable to related party	(970,000)	-	-
Net cash used in operating activities	(1,423,355)	(1,119,693)	(15,749,802)

Cash flows from investing activities:
Acquisition of property and equipment	-	(6,486)	(206,873)

Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Net cash provided by financing activities	-	-	17,532,919

Net (decrease) increase in cash and cash equivalents	(1,423,355)	(1,126,179)	1,576,244

Cash and cash equivalents beginning of period	2,999,599	13,031,939	-

Cash and cash equivalents end of period	$1,576,244	$11,905,760	$1,576,244

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$56,375
Income taxes	$13,700	$800	$16,900

Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in January 2007, the issuance of convertible notes with warrants in July and in August 2007 and from the sale of the Company’s common stock in December 2007. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned biorefinery projects.

As of March 31, 2009 and December 31, 2008, the Company has working capital of approximately $1,109,000 and $1,926,000 respectively. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock. The proceeds received have been used in operations, and in funding plant design and development costs. Management has estimated that cash operating expenses for the next twelve months will approximate $2,300,000, excluding engineering costs related to the development of biorefinery projects. During 2009, the Company intends to fund its operations with its current working capital, proceeds from reimbursements under the Department of Energy contract and if needed monies from the $570,000 related party line of credit. The Company expects the current resources available to them will be sufficient for a period in excess of 12 months. If necessary, management has determined that general & administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed, and additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to the Company.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2008.

We estimate the total cost of the biorefinery, including contingencies to be in the range of approximately $100 million to $120 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in material costs on the world market from the last estimate until now, and the complexity of our first commercial deployment. Recently, prices for materials have been declining, and we expect, that throughout 2009, items like structural and specialty steel will continue to decline significantly in price with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. The Company reclassified the fair value of common stock purchase warrants which have exercise price reset features, from equity to liability status as if the warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, to beginning retained earnings and to a long-term warrant liability to recognize the fair value of such warrants (see Note 6).  Due to this reclass within equity, the Company’s deficit accumulated during the development stage on the accompanying balance sheet at March 31, 2009 does not equal the net loss from inception displayed on the statements of operations and cash flows. See Note 6, for the reconciliation of the accumulated deficit account.

These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2008.

The results of operations for the three-months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the fair value of options and warrants issued during the preceding reporting periods and the warrant liability recorded during the period. Actual results could materially differ from those estimates.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the three months ended March 31, 2009 and March 31, 2008, and for the period from March 28, 2006 (Inception) to March 31, 2009 research and development costs included in Project Development were approximately $310,000, $960,000 and $11,773,000, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board “FASB” issued Statements of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At March 31, 2009, the warrant liability was recorded under a level two assumptions; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended March 31, 2009 and 2008, the Company had approximately 3,287,000 options, and 7,387,000 warrants, respectively, to purchase shares of common stock that were excluded from the calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 as their effects would have been anti-dilutive.

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

See Note 4, for the adoption of Emerging Issues Task Force (“EITF) 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. As of March 31, 2009, the Company has recorded a receivable related to the DOE contract of approximately $44,000.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 1,000,000 expire August 2010.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $2.7 million as of March 31, 2009. As such, we recognized a gain of approximately $197,000 from the change in fair value of these warrants for the three months ended March 31, 2009.

These common stock purchase warrants were initially issued in connection with two issuances, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,962,963 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	1.4	1.6
Expected life (years) of December 2007 issuance	3.8	4.0
Risk-free interest rate	1.67%	1.55%
Expected volatility	1.57%	1.50%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last thirty three months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

As of March 31, 2009, the Company had contracts with several engineering firms. During the period from inception to March 31, 2009, the Company paid approximately $5,187,000 to various engineering firms.

Related Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to make interest-only payments at the end of each calendar quarter at a rate of 6% per annum on any outstanding principal balance. Any outstanding balance is to be paid in full within 30 days of receiving qualified investment financing of at least $2,000,000. As of March 31, 2009, there were no amounts outstanding.

NOTE 6 -STOCKHOLDERS’ (DEFICIT)/EQUITY

During the three months ended March 31, 2009 and 2008, and for the period from March 28, 2006 (Inception) to March 31, 2009, the Company amortized stock-based compensation, including consultants, of approximately $0, $645,000, and $4,255,000 to general and administrative expenses and $0, $676,000, and $4,368,000 to project development expenses, respectively. The Company expects to record no future compensation expense during the year ending December 31, 2009.

As discussed in Note 4, as a result of adopting EITF 07-5, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants as follows:

	Additional Paid-in	Deficit Accumulated During the Development
	Capital	Stage

Balances at December 31, 2008	$32,388,052	$(30,202,509)

Cumulative effect of warrants reclassified	(18,586,588)	18,586,588
Reclassification of long term warrant liability		(2,915,136)
Net loss	-	(626,039)

Balances at March 31, 2009	$13,801,464	$(15,157,096)

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

Our initial planned biorefineries in North America are projected as follows:

●
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007 to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. We are currently in the detailed engineering and design phase. We estimate the total cost including contingencies to be in the range of approximately $100 million to $120 million for this first plant. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

●
A biorefinery proposed for development and construction in conjunction with the U.S. DOE in Southern California which will process approximately 700 metric dry tons of green waste and wood waste annually currently being disposed of in landfills to produce approximately 16.6 to 18 million gallons of ethanol annually ("DOE Biorefinery"). Preliminary engineering and design is in progress and permitting for the DOE Biorefinery will commence once all required preliminary engineering design is completed. A definitive agreement is being finalized for the purchase and sale of the ethanol produced from the DOE Biorefinery. We have received an Award from the U.S. DOE of up to $40 million for our DOE Biorefinery, which will be our second biorefinery in Southern California. On or around October 4, 2007, we finalized the award with the U.S. DOE for preconstruction activities, which we refer to as “Award 1” for a total approved budget of just under $10,000,000. During the second quarter 2008 this approved budget was increased to approximately $16,000,000. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the U.S. DOE pursuant to the total $40 million amount awarded in February 2007. As of March 31, 2009, BlueFire has been reimbursed approximately $1,119,000 from the Department of Energy under this award. The remainder of financing for this project is yet to be determined.

●	Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

BlueFire’s capital requirement strategy for its planned biorefineries are as follows:

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

●
The Energy Policy Act of 2005 created a biorefinery Demonstration Project Program under which $384 million or another amount appropriated by Congress is available to fund up to three biorefinery demonstration projects. Ultimately the U.S.DOE was appropriated $385 million for the program and granted awards of various sizes to six companies of which we are one. In October, 2007, we signed the contract for Award 1 for pre-construction activities on our DOE Biorefinery (see above) and began to draw down on those funds during the third quarter in 2008.

●	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

●
The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Biorefineries, and loan guarantees for commercial scale Biorefineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill.

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. As of May 12, 2009, there were no amounts outstanding.

In March 2009, BlueFire signed a Technology Development Services Agreement with Dr. William Farone and his company Applied Power Concepts, Inc. Under the agreement, Dr. Farone will work with BlueFire Ethanol to continue the advancement of BlueFire’s patented Arkenol technology for the production of cellulosic biofuel.  Dr. Farone, along with John Cuzens, is the original author of the patents used in the BlueFire concentrated acid hydrolysis process.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Project Development

For the first quarter in 2009, our project development costs were approximately $310,000 compared to project development costs of $1,636,000 for the same period during 2008. The decrease in project development costs is due to a decrease in the design activity of the biorefineries. Included in project development costs in the first quarter of 2009 and 2008, was approximately $0 and $676,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.

General and Administrative Expenses

General and Administrative Expenses were approximately $577,000 for the first quarter of 2009, compared to $1,166,000 for the same period in 2008. The decrease in general and administrative costs is mainly due the full amortization of share based compensation. Included in general and administrative expenses in the first quarter of 2009 and 2008, was approximately $0 and $645,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.

Interest Income

Interest income for the first quarter of 2009 was approximately $5,700, compared to $98,900 for the same period in 2008, in each case, related to funds invested.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of March 31, 2009, we had cash and cash equivalents of approximately $1,576,000.

We plan to raise additional funds through joint venture partnerships, federal and state grants and/or loan guarantees, both project equity and debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. As of May 12, 2009, the Company has approximately $1.25 million in cash. If the Company is not successful in obtaining additional financing for the construction of the Lancaster Biorefinery, and its DOE Biorefinery, by the end of the third quarter 2009, it may be forced to curtail its existing or planned future operations until additional proceeds are received by the Company.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading “Revenue Recognition.” We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this quarterly report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities. During the three months ended March 31, 2009, we expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board “FASB” issued Statements of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At March 31, 2009, the warrant liability was recorded under a level two assumptions; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

LOSS PER COMMON SHARE

The Company presents basic loss per common share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2009, the Company had outstanding options and warrants to purchase an aggregate of approximately 10,674,000 shares of common stock that were excluded from the calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 as their effects would have been anti-dilutive.

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

See Note 4, for the adoption of Emerging Issues Task Force (“EITF) 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

Item 1A.   Risk Factors

We have updated the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 27, 2009 (the “Fiscal 2008 10-K”).  We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2009.

Item 3.      Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended March 31, 2009.

Item 5.      Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

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

DATED: May 15, 2009	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer