Form 10-Q
period 2009-06-30
BLUEFIRE ETHANOL FUELS INC
filed 2009-08-14
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Copies to:
Joseph M. Lucosky, Esq.
Anslow & Jaclin, LLP
195 Rt. 9 South, 2nd Floor
Manalapan, NJ, 07726
Tel No.: (732)409-1212
Fax No.: (732) 577-1188

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

As of August 13, 2009, there were 28,174,465 shares outstanding of the registrant’s common stock.

Item 1.      Financial Statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$696,912	$2,999,599
Accounts receivable	-	-
Department of Energy grant receivable	67,724	692,014
Prepaid expenses	86,884	89,871
Total current assets	851,520	3,781,484

Property and equipment, net of accumulated depreciation of $32,336 and $20,761, respectively	174,534	186,112

Total assets	$1,026,054	$3,967,596

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$336,604	$711,884
License fee payable to related party	-	970,000
Accrued liabilities	167,890	173,618
Total current liabilities	504,494	1,855,502

Outstanding warrant liability	5,827,616	-

Total Liabilities	6,332,110	1,855,502

Commitments and contingencies (Note 5)	-	-

Stockholders’ (deficit) equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,144,465 and 28,133,053 shares issued ; 28,112,293 and 28,100,881 shares outstanding, at June 30, 2009 and December 31, 2008 respectively	28,143	28,132
Additional paid-in capital	13,818,571	32,388,052
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(19,051,189)	(30,202,509)
Total stockholders’ (deficit) equity	(5,306,056)	2,112,094

Total liabilities and stockholders’ (deficit) equity	$1,026,054	$3,967,596

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,	From March 28, 2006 (inception) Through June 30,
	2009	2008	2009	2008	2009

Revenues:
Consulting fees	$-	$-	$14,570	$-	$63,570
Department of energy grant	67,724	143,985	111,320	143,985	1,186,828
Total revenues	67,724	143,985	125,890	143,985	1,250,398

Operating expenses:
Project development	333,485	3,340,835	643,389	4,977,307	16,575,406
General and administrative	520,371	1,018,196	1,097,356	2,184,537	11,911,913
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	853,856	4,359,031	1,740,745	7,161,844	29,487,319

Operating loss	(786,132)	(4,215,046)	(1,614,855)	(7,017,859)	(28,236,921)

Other income and (expense):
Loss from change in fair value of warrant liability	(3,109,463)	-	(2,912,480)	-	(2,912,480)
Other income	1,501	65,770	7,203	164,704	254,317
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	-	-	-	-	(676,982)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	-	-	-	-	(64,448)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)

Net loss	$(3,894,094)	$(4,149,276)	$(4,520,132)	$(6,853,155)	$(34,722,641)

Basic and diluted loss per common share	$(0.14)	$(0.15)	$(0.16)	$(0.24)
Weighted average common shares outstanding, basic and diluted	28,104,518	28,052,847	28,102,709	28,057,200

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Six Months ended June 30,	For the Six Months ended June 30,	From March 28, 2006 (inception) Through June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,520,132)	$(6,853,155)	$(34,722,641)
Loss from change in fair value of warrant liability	2,912,480	-	2,912,480
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	17,118	2,621,923	11,122,756
Depreciation	11,578	7,225	32,339
Changes in operating assets and liabilities:
Accounts receivable	-	49,000	-
Department of Energy grant receivable	624,290	(143,985)	(67,724)
Prepaid expenses and other current assets	2,987	(267,690)	(86,885)
Accounts payable	(375,280)	171,478	336,603
Accrued liabilities	(5,728)	(133,255)	167,890
License fee payable to related party	(970,000)	-	-
Net cash used in operating activities	(2,302,687)	(4,548,459)	(16,629,134)

Cash flows from investing activities:
Acquisition of property and equipment	-	(54,583)	(206,873)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	(34,469)	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Net cash provided by financing activities	-	(34,469)	17,532,919

Net (decrease) increase in cash and cash equivalents	(2,302,687)	(4,637,511)	696,912

Cash and cash equivalents beginning of period	2,999,599	13,031,939	-

Cash and cash equivalents end of period	$696,912	$8,394,428	$696,912

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$56,375
Income taxes	$13,700	$800	$16,900

Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Managements’ Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in January 2007, the issuance of convertible notes with warrants in July and in August 2007, from the sale of the Company’s common stock in December 2007 and from reimbursements from the Department of Energy contract. The Company may encounter difficulties in establishing these operations due to the time frame of developing, constructing and ultimately operating the planned biorefinery projects.

As of June 30, 2009 and December 31, 2008, the Company has working capital of approximately $347,000 and $1,926,000 respectively. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock. The proceeds received have been used in operations, and in funding plant design and development costs. Management has estimated that cash operating expenses for the next twelve months will approximate $2,600,000, excluding engineering costs related to the development of biorefinery projects, and before implementing any cost cutting measures. If the Company is not successful in obtaining additional financing for the construction of the Lancaster Biorefinery, and its DOE Biorefinery, by the end of the third quarter 2009, it may be limited in its ability to  further their development and/or design until additional proceeds are received by the Company. During 2009, the Company intends to fund its operations with its current working capital, proceeds from reimbursements under the Department of Energy contract which we estimate to be in the range of $2,300,000 to $3,000,000 and, if needed monies from the $570,000 related party line of credit. We cannot reliably estimate an amount to be reimbursed; however, through our discussions with representatives with the DOE we believe the above range is probable.  Accordingly, management expects the resources available to them will be sufficient for a period in excess of 12 months. If necessary, management has determined that general and administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed. We are currently seeking additional capital in the form of equity or debt securities in an effort to enhance our objectives. There are no assurances that management will be able to raise capital on terms acceptable to the Company.

The Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2008.

We estimate the total cost of the biorefinery, including contingencies to be in the range of approximately $100 million to $120 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in material costs on the world market from 2006 compared to our latest estimate, and the complexity of our first commercial deployment. Over recent months, prices for materials have been declining, and we expect, that throughout 2009, items like structural and specialty steel will continue to decline significantly in price with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. The Company is currently in discussions with potential sources of financing, including additional funds under the existing award from the Department of Energy, for this facility but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. The Company adjusted the fair value of common stock purchase warrants which have exercise price reset features, from equity to liability status as if the warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company recorded the cumulative effect adjustment reducing previously recorded additional paid-in capital and  recoding a charge to beginning deficit accumulated during the development stage  to reflect the long-term warrant liability at fair value for s (see Note 6 for reconciliation of adjustment).   These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2008.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the three and six months ended June 30, 2009, and for the period from March 28, 2006 (Inception) to June 30, 2009 research and development costs included in Project Development expense were approximately $333,000, $643,000 and $12,207,000, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board “FASB” issued Statements of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At June 30, 2009, the warrant liability was recorded under a level two assumptions; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of  June 30, 2009 and 2008, the Company had approximately 3,287,000 options, and 7,387,000 warrants, respectively, to purchase shares of common stock. All of these equivalents were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2009 and 2008 as their exercise prices were above the average fair market value of the Company’s common stock for the periods indicated. If included their effects would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. As of June 30, 2009, the Company has recorded a receivable related to the DOE contract of approximately $68,000. The Company is in the process of amending its award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the DOE Biorefinery.  The Company anticipates additional funds to be reimbursed in the range of approximately $2,300,000 to $3,000,000.  However, since the award has not been amended, the Company has not billed the DOE yet and thus, has not recorded the anticipated reimbursement as a receivable.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 1,000,000 expire August 2010.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants increased to $5.8 million as of June 30, 2009. As such, we recognized losses of approximately $3,109,000 and $2,912,000 from the change in fair value of these warrants for the three and six months ended June 30, 2009, respectively.

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

	June 30,	March 31,
	2009	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	1.1	1.4
Expected life (years) of December 2007 issuance	3.5	3.8
Risk-free interest rate	2.54%	1.67%
Expected volatility	170%	157%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last thirty-three months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

As of June 30, 2009, the Company had contracts with several engineering firms. During the period from inception to June 30, 2009, the Company paid approximately $5,211,000 to various engineering firms.

Related-Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to make interest-only payments at the end of each calendar quarter at a rate of 6% per annum on any outstanding principal balance. Any outstanding balance is to be paid in full within 30 days of receiving qualified investment financing of at least $2,000,000. As of June 30, 2009, there were no amounts outstanding.

Litigation

As of June 30, 2009, the Company is not a party to any known legal actions in which it is a defendant.  From time to time, parties may threaten claims against the Company which management believes are without merit.  At the present time, no matters are known to management that would require adjustment or disclosure in these financial statements.

NOTE 6 -STOCKHOLDERS’ (DEFICIT)/EQUITY

During the six months ended June 30, 2009 and 2008, and for the period from March 28, 2006 (Inception) to June 30, 2009, the Company amortized stock-based compensation, including consultants, of approximately $0, $1,136,000, and $4,255,000 to general and administrative expenses and $0, $1,486,000, and $4,368,000 to project development expenses, respectively. The Company expects to record no future compensation expense during the year ending December 31, 2009.

As discussed in Note 4, as a result of adopting EITF 07-5, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants as follows:

	Additional Paid-in	Deficit Accumulated During the Development
	Capital	Stage

Balances at December 31, 2008	$32,388,052	$(30,202,509)

Cumulative effect of warrants reclassified	(18,586,588)	18,586,588
Reclassification of long term warrant liability		(2,915,136)
Stock issued for services	17,107
Net loss		(4,520,132)

Balances at June 30, 2009	$13,818,571	$(19,051,189)

NOTE 7 –SUBSEQUENT EVENT

On July 23, 2009, the Company renewed all of its existing Directors’ appointments, issued 6,000 shares to each and paid $5,000 to the three outside members. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $30,000 based on the fair market value of the Company's common stock of $1.00 on the date of the grant.

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

●
A biorefinery proposed for development and construction in conjunction with the U.S. DOE in Southern California which will process approximately 700 metric dry tons of green waste and wood waste annually currently being disposed of in landfills to produce approximately 16.6 to 18 million gallons of ethanol annually ("DOE Biorefinery"). Preliminary engineering and design is in progress and permitting for the DOE Biorefinery will commence once all required preliminary engineering design is completed. We have received an Award from the U.S. DOE of up to $40 million for our DOE Biorefinery, which will be our second biorefinery in Southern California. On or around October 4, 2007, we finalized the award with the U.S. DOE for preconstruction activities, which we refer to as “Award 1” for a total approved budget of just under $10,000,000. During the second quarter 2008 this approved budget was increased to approximately $16,000,000. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the U.S. DOE pursuant to the total $40 million amount awarded in February 2007. As of June 30, 2009, BlueFire has been reimbursed approximately $1,187,000 from the Department of Energy under this award. The Company is in the process of amending its award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the DOE Biorefinery.  The Company anticipates additional funds to be reimbursed in the range of approximately $2,300,000 to $3,000,000.  However, since the award has not been amended, the Company has not billed the DOE yet and thus, has not recorded the anticipated reimbursement as a receivable. The remainder of financing for this project is yet to be determined.

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

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. As of August 13, 2009, there were no amounts outstanding.

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

On May 27, 2009 we announced that Solazyme, Inc., a renewable oil production company and leading algal synthetic biology company, is testing sugars, produced through the Company’s patented process, for compatibility with its renewable oil process to produce the oil cost effectively and at scale.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Project Development

For the second quarter in 2009, our project development costs were approximately $333,000, compared to project development costs of $3,341,000 for the same period during 2008.  Included in project development costs in the second quarter of 2009 and 2008, was approximately $0 and $810,000, respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The decrease in project development costs is due to the decreased activity in the design and engineering development of the biorefineries.

General and Administrative Expenses

General and Administrative Expenses were approximately $520,000 for the second quarter of 2009, compared to $1,018,000 for the same period in 2008. The decrease in general and administrative costs is mainly due the full amortization of share based compensation. Included in general and administrative expenses in the second quarter of 2009 and 2008, was approximately $0 and $491,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.

Interest Income

Interest income for the second quarter of 2009 was approximately $1,501, compared to $65,770 for the same period in 2008, in each case, related to funds invested.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of June 30, 2009, we had cash and cash equivalents of approximately $697,000.

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

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. If necessary, management has determined that general and administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed. As of August 13, 2009, the Company has approximately $326,000 in cash. If the Company is not successful in obtaining additional financing for the construction of the Lancaster Biorefinery, and its DOE Biorefinery, by the end of the third quarter 2009, it may be limited in its ability to further their development and/or design until additional proceeds are received by the Company.

During 2009, the Company intends to fund its operations with its current working capital, proceeds from reimbursements under the Department of Energy contract which we estimate to be in the range of approximately $2,300,000 to $3,000,000 and, if needed monies from the $570,000 related party line of credit. We cannot reliably estimate an amount to be reimbursed; however, through our discussions with representatives with the DOE we believe the above range is likely.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities. During the three months ended June 30, 2009, we expensed all costs related to the facility development.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board “FASB” issued Statements of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At June 30, 2009, the warrant liability was recorded under a level two assumptions; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

LOSS PER COMMON SHARE

The Company presents basic loss per common share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2009, the Company had outstanding options and warrants to purchase an aggregate of approximately 10,674,000 shares of common stock that were excluded from the calculation of diluted loss per share for the three months ended June 30, 2009 and 2008 as their effects would have been anti-dilutive.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Item 1A.   Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 27, 2009.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2009.

Item 3.      Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended June 30, 2009.

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

DATED: August 14, 2009	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer