Form 10-Q
period 2009-09-30
BLUEFIRE ETHANOL FUELS INC
filed 2009-11-16
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of  November 16, 2009, there were 28,285,714 shares outstanding of the registrant’s common stock.

Item 1.      Financial Statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$102,911	$2,999,599
Department of Energy grant receivable	3,979,943	692,014
Prepaid expenses	88,727	89,871
Total current assets	4,171,581	3,781,484

Property and equipment, net of accumulated depreciation of $38,124 and $20,761, respectively	168,745	186,112

Total assets	$4,340,326	$3,967,596

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$313,769	$711,884
License fee payable to related party	-	970,000
Accrued liabilities	151,324	173,618
Related party line of credit	175,000	-
Total current liabilities	640,093	1,855,502

Outstanding warrant liability	4,731,697	-

Total Liabilities	5,371,790	1,855,502

Commitments and contingencies (Note 5)	-	-

Stockholders’ (deficit) equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,385,715 and 28,133,053 shares issued;
28,253,543 and 28,100,881 and shares outstanding; 28,221,371 and 28,100,881, at September 30, 2009 and December 31, 2008, respectively	28,285	28,132

Additional paid-in capital	13.943,216	32,388,052
Committed shares to be issued	79,900	-
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(14,981,284)	(30,202,509)
Total stockholders’ (deficit) equity	(1,031,464)	2,112,094

Total liabilities and stockholders’ (deficit) equity	$4,340,326	$3,967,596

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the Nine Months ended September 30,	For the Nine Months ended September 30,	From March 28, 2006 (inception) Through September 30,
	2009	2008	2009	2008	2009
Revenues:
Consulting fees	$-	$-	$14,570	$-	$63,570
Department of energy grant	3,979,943	123,358	4,091,263	267,343	5,166,771
Total revenues	3,979,943	123,358	4,105,833	267,343	5,230,341

Operating expenses:
Project development	303,803	3,334,327	947,192	8,311,634	16,879,209
General and administrative	702,142	1,107,613	1,799,498	3,292,150	12,614,055
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	1,005,945	4,441,940	2,746,690	11,603,784	30,493,264

Operating profit (loss)	2,973,988	(4,318,582)	1,359,143	(11,336,441)	(25,262,923)

Other income and (expense):
Gain (loss) from change in fair value of warrant liability	1,095,919	-	(1,816,561)	-	(1,816,561)
Other income	161	39,145	7,364	203,849	254,478
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	-	-	-	-	(676,982)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	(173)	-	(173)	-	(64,621)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)

Net income (loss)	$4,069,905	$(4,279,437)	$(450,227)	$(11,132,592)	$(30,652,736)

Basic and diluted income (loss) per common share	$0.14	$(0.15)	$(0.02)	$(0.40)
Weighted average common shares outstanding, basic and diluted	28,142,945	28,073,376	28,116,271	28,061,394

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Nine Months ended September 30,	For the Nine Months ended September 30,	From March 28, 2006 (inception) Through September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(450,227)	$(11,132,592)	$(30,652,736)
Loss from change in fair value of warrant liability	1,816,561	-	1,816,561
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	221,804	3,453,340	11,327,442
Depreciation	17,367	13,770	38,128
Changes in operating assets and liabilities:
Accounts receivable	-	49,000	-
Department of Energy grant receivable	(3,287,929)	(123,358)	(3,979,943)
Prepaid expenses and other current assets	1,144	(419,430)	(88,728)
Accounts payable	(398,115)	195,410	313,768
Accrued liabilities	(22,293)	(117,454)	151,325
License fee payable to related party	(970,000)	-	-
Net cash used in operating activities	(3,071,688)	(8,081,314)	(17,398,135)

Cash flows from investing activities-
Acquisition of property and equipment	-	(55,454)	(206,873)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	(101,581)	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	175,000	-	291,000
Repayment of related party notes payable	-	-	(116,000)
Net cash provided by financing activities	175,000	(101,581)	17,707,919

Net (decrease) increase in cash and cash equivalents	(2,896,688)	(8,238,349)	102,911

Cash and cash equivalents beginning of period	2,999,599	13,031,939	-

Cash and cash equivalents end of period	$102,911	$4,793,590	$102,911

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$56,375
Income taxes	$14,500	$800	$17,700

Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591

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

As of September 30, 2009 and December 31, 2008, the Company has working capital of approximately $3,531,000 and $1,926,000 respectively. In December 2007, the Company obtained net proceeds of approximately $14,500,000 from the issuance of its common stock. The proceeds received have been used in operations, and in funding plant design and development costs. Management has estimated that cash operating expenses for the next twelve months will approximate $2,600,000, excluding engineering costs related to the development of biorefinery projects, and before implementing any cost cutting measures. If the Company is not successful in obtaining additional financing for the construction of the Lancaster Biorefinery, and its DOE Biorefinery, by the end of the third quarter 2010, it may be limited in its ability to further their development and/or design until additional proceeds are received by the Company. During 2009, the Company intends to fund its operations with its current working capital and proceeds from reimbursements under the Department of Energy contract, which subsequent to the period ending September 30, 2009 we received reimbursements of approximately $4,000,000. Accordingly, management expects the resources available to them will be sufficient for a period in excess of 12 months. If necessary, management has determined that general and administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed. We are currently seeking additional capital in the form of equity or debt securities in an effort to enhance our objectives. There are no assurances that management will be able to raise capital on terms acceptable to the Company.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. The Company adjusted the fair value of common stock purchase warrants which have exercise price reset features, from equity to liability status as if the warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company recorded the cumulative effect adjustment reducing previously recorded additional paid-in capital and recording a charge to beginning deficit accumulated during the development stage to reflect the long-term warrant liability at fair value for s (see Note 6 for reconciliation of adjustment).   These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2008.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include the fair value of options and warrants issued during the preceding and current reporting periods and the warrant liability recorded during the current reporting period. Actual results could materially differ from those estimates.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities.  During the three and nine months ended September 30, 2009, and for the period from March 28, 2006 (Inception) to September 30, 2009 research and development costs included in Project Development expense were approximately $304,000, $947,000 and $16,879,000, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which has been codified into Accounting Standards Codification 825 (“ASC 825”). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At September 30, 2009, the warrant liability was recorded under a level two assumption; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

Income (Loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2009 and 2008, the Company had approximately 3,287,000 options, and 7,487,000 warrants, respectively, to purchase shares of common stock.  These common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended September 30, 2008 and the nine months ended September 30, 2009 and 2008 as their exercise prices were above the average fair market value of the Company’s common stock for the periods indicated. For the three months ended September 30, 2009, there were no differences between the basic and dilutive shares used for EPS calculations due to the exercise prices of the options and warrants being above the average fair market value of the Company’s common stock for the period.

Sharebased compensation

The Company measures compensation expense for its non-employee stock-based compensation under EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) which has been codified into ASC 505. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, November 16, 2009, and has disclosed the events identified within this filing.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the three months ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Award 1

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. As of September 30, 2009, the Company has recorded a receivable related to the DOE contract of $3,979,943, which was subsequently collected. This receivable is primarily related to the DOE amending the Company's award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the DOE Biorefinery.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of Emerging Issues Task Force 07-5, " Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which has been codified into ASC 815 . The guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (which was codified into ASC 815) and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting the provisions within ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 1,000,000 expire August 2010.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants was approximately $4,732,000 as of September 30, 2009. We recognized a gain of $1,095,919 and a loss of $1,816,561 from the change in fair value of these warrants for the three and nine months ended September 30, 2009, respectively.

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,962,963 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	June 30,
	2009	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	0.9	1.1
Expected life (years) of December 2007 issuance	3.25	3.5
Risk-free interest rate	2.31%	2.54%
Expected volatility of August 2007 issuance	125%	170%
Expected volatility of December 2007 issuance	194%	170%

Expected volatility is based primarily on historical volatility. Historical volatility for the December 2007 issuance was computed using weekly pricing observations for recent periods that correspond to the last thirty-eight months.  Historical volatility for the August 2007 issuance was computed using weekly pricing observations for recent periods that correspond to the last twelve months.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury rate.

See Note 7 for discussion regarding the cancellation of 673,200 warrants by the Company subsequent to quarter end.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreements

As of September 30, 2009, the Company has contracts with several engineering firms. During the period from inception to September 30, 2009, the Company paid approximately $5,211,000 to various engineering firms.

Related-Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol, its technology licensor, to provide additional liquidity to the Company as needed. Under the terms of the note, the Company is to make interest-only payments at the end of each calendar quarter at a rate of 6% per annum on any outstanding principal balance. Any outstanding balance is to be paid in full within 30 days of receiving qualified investment financing of at least $2,000,000. As of September 30, 2009, there was an outstanding balance of $175,000. See note 7.

Litigation

As of September 30, 2009, the Company is not a party to any known legal actions in which it is a defendant.  From time to time, parties may threaten claims against the Company which management believes are without merit.  At the present time, no matters are known to management that would require adjustment or disclosure in these financial statements.

NOTE 6 -STOCKHOLDERS’ (DEFICIT)/EQUITY

Stock Based Compensation under the Company’s Employee Stock Option Plan

During the nine months ended September 30, 2009 and 2008, and for the period from March 28, 2006 (Inception) to September 30, 2009, the Company amortized stock-based compensation, including consultants, of approximately $222,000, $1,544,000, and $4,477,000 to general and administrative expenses and $0, $1,860,000, and $4,368,000 to project development expenses, respectively.  No future compensation expense during the year ending December 31, 2009 related to stock options issued and outstanding.

Stock Issued to Board of Directors

In July 2009, the Company issued five directors 6,000 shares of common stock each. The value of the common stock granted was determined to be approximately $26,250 based on the fair market value of the Company’s common stock of $0.88 on the date of the grant and expensed to general and administrative expenses.

Stock-Based Compensation to Mirador Consulting outside the ESOP

On August 27, 2009, the Company entered into a six month Consulting Agreement with Mirador Consulting, Inc. Pursuant to the agreement, the Company will receive cash of $200 and services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration, the Company will make monthly cash payments of $3,000, had issued 200,000 restricted shares of the Company’s common stock and granted the consultant options to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. The equity securities were fully vested on the date of issuance. The value of the options granted was determined to be approximately $8,300 based on the Black-Scholes option pricing model using the following assumptions: volatility of 108%, expected life of one (1) year, risk free interest rate of 2.48%, market price per share of $0.80, and no dividends.   The value of the stock was determined to be $160,000 based on the Company’s stock closing price as of the date of the agreement.

As of September 30, 2009, the Company has expensed all the costs related to this agreement of approximately $170,000 to general and administrative expenses.

Summarized Equity Rollforward

As discussed in Note 4, as a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants as follows:

	Additional Paid-in	Deficit Accumulated During the Development
	Capital	Stage
Balances at December 31, 2008	$32,388,052	$(30,202,509)

Cumulative effect of warrants reclassified	(18,586,588)	18,586,588
Reclassification of long term warrant liability	-	(2,915,135)
Stock issued for services	221,652
Committed shares to be issued	(79,900)
Net loss	-	(450,227)

Balances at September 30, 2009	$13,943,216	$(14,981,284)

NOTE 7 –SUBSEQUENT EVENTS

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. The warrants were previously accounted for as a derivative liability and marked to their fair value at each reporting period. In connection with the cancellation, the Company will record the difference between the fair value of the warrants and cash paid as either a gain or loss on derivative liability. The Company is currently determining the impact on the financial statements.

As of November 16, 2009, the entire $175,000 related line of credit to Arkenol was paid back, including interest of approximately $500.  The line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in BlueFire’s other reports filed with or furnished to the United States Securities and Exchange Commission (the "SEC") and in other documents. In addition, from time to time, BlueFire through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. BlueFire undertakes no obligation to update or revise any forward-looking statements.

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

●
A biorefinery proposed for development and construction in conjunction with the U.S. DOE , previously located in Southern California, and now located in Mississippi, which will process approximately 700 metric dry tons of green waste and wood waste annually currently being disposed of in landfills to produce approximately 16.6 to 18 million gallons of ethanol annually ("DOE Biorefinery"). Preliminary engineering and design is in progress and permitting for the DOE Biorefinery will commence once all required preliminary engineering design is completed. We have received an Award from the U.S. DOE of up to $40 million for our DOE Biorefinery, which will be our second biorefinery in Southern California. On or around October 4, 2007, we finalized the award with the U.S. DOE for preconstruction activities, which we refer to as “Award 1” for a total approved budget of just under $10,000,000. During the second quarter 2008 this approved budget was increased to approximately $16,000,000. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the U.S. DOE pursuant to the total $40 million amount awarded in February 2007. From inception,, BlueFire has invoiced approximately $5,167,000 from the Department of Energy under this award. The Company amended its award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the DOE Biorefinery.  In the third quarter the Company invoiced for funds of approximately $3,980,000 attributable to the amended award. In October 2009, the Company received all funds invoiced through September 20, 2009. The remainder of financing for this project is yet to be determined.

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

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

On February 12, 2009, we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol, its technology licensor, to provide additional liquidity to the Company as needed. As of November 16, 2009, there were no amounts outstanding and the line of credit was cancelled as the Company did not anticipate utilizing future funds from the line of credit.

In March 2009, BlueFire signed a Technology Development Services Agreement with Dr. William Farone and his company Applied Power Concepts, Inc. Under the agreement, Dr. Farone will work with BlueFire to continue the advancement of BlueFire’s patented Arkenol Technology for the production of cellulosic biofuel.  Dr. Farone, along with John Cuzens, is the original author of the patents used in the BlueFire concentrated acid hydrolysis process.

On May 27, 2009 we announced that Solazyme, Inc., a renewable oil production company and leading algal synthetic biology company, is testing sugars, produced through the Company’s patented process, for compatibility with its renewable oil process to produce the oil cost effectively and at scale.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Project Development

For the third quarter in 2009, our project development costs were approximately $304,000, compared to project development costs of $3,334,000 for the same period during 2008.  Included in project development costs in the third quarter of 2009 and 2008, was approximately $0 and $374,000 respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The decrease in project development costs is due to the decreased activity in the design and engineering development of the biorefineries due substantially to all plant design being completed.

General and Administrative Expenses

General and Administrative Expenses were approximately $702,000 for the third quarter of 2009, compared to $1,107,000 for the same period in 2008. The decrease in general and administrative costs is mainly due the full amortization of share based compensation. Included in general and administrative expenses in the second quarter of 2009 and 2008, was approximately $205,000 and $408,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Project Development

For the first nine months in 2009, our project development costs were approximately $947,000, compared to project development costs of $8,311,000 for the same period during 2008.   Included in project development costs in the nine months ended September 30, 2009 and 2008, was approximately $0 and $1,860,000, respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.   The decrease in project development costs is due to the decreased activity in the design and engineering development of the biorefineries due substantially to all plant design being completed.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,800,000 for the nine months ended September 30, 2009, compared to $3,292,000 for the same period in 2008.  Included in general and administrative expenses in the nine months ended September 30, 2009 and 2008, was approximately $222,000 and $ 1,421,000 , respectively, of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.

Interest Income

Interest income for the nine months ended September 30, 2009 was approximately $7,400, compared to $204,000 for the same period in 2008, in each case, related to funds invested.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of September 30, 2009, we had cash and cash equivalents of approximately $103,000; however, as of November 13, 2009, the Company has approximately $3,300,000 in cash as a result of proceeds of approximately $3,980,000 from reimbursements under the Department of Energy contract. Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. If necessary, management has determined that general and administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed.

We plan to raise additional funds through joint venture partnerships, federal and state grants and/or loan guarantees, both project equity and debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is not successful in obtaining additional financing for the construction of the Lancaster Biorefinery, and its DOE Biorefinery, by the end of the third quarter 2010, it may be limited in its ability to further their development and/or design until additional proceeds are received by the Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which has been codified into Accounting Standards Codification 825 (“ASC 825”). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At September 30, 2009, the warrant liability was recorded under a level two assumption; see Note 4 for discussion of the valuation techniques used to measure the fair value of the warrant liability and adoption of ASC 825.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

Item 1A.   Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended September 30, 2009.

Item 3.      Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

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

DATED: November 16, 2009	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer Principal Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer