Form 10-K
period 2009-12-31
BLUEFIRE ETHANOL FUELS INC
filed 2010-03-30
CIK 1370489

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52361

BLUEFIRE ETHANOL FUELS, INC.
(Name of Registrant as specified in its charter)

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

Issuers revenues for its most recent fiscal year was approximately $4,318,213.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2010 based on a closing price of $0.36 was approximately $3,500,000.   As of March 26, 2010, the registrant had 28,296,965 shares of its common stock, par value $.001 per share, outstanding.

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

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On March 26, 2010, the closing price of our Common Stock was $0.36 per share.

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

PILOT PLANTS

From 1994-2000, a test pilot biorefinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment for use in the process was also tested and process conditions were verified leading to the issuance of the certain patents in support of the Arkenol Technology.In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot biorefinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation.

BIOREFINERY PROJECTS

WE ARE CURRENTLY IN THE DEVELOPMENT STAGE OF BUILDING BIOREFINERIES IN NORTH AMERICA.

We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Briderson Engineering, Inc. (“Brinderson”) provided the preliminary design package for our first facility and Brinderson has completed the detailed engineering design of the plant. We feel this completed design should provide the blueprint for subsequent plant constructions.

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

In 2009, BlueFire completed the engineering package for the Lancaster Biorefinery, and finalized the Front-End Loading (FEL) 3 stage of engineering for the Lancaster Biorefinery. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

FEL-1 * Material Balance * Energy Balance * Project Charter	FEL-2 * Preliminary Equipment Design * Preliminary Layout * Preliminary Schedule * Preliminary Estimate	FEL-3 * Purchase Ready Major Equipment Specifications * Definitive Estimate * Project Execution Plan * Preliminary 3D Model * Electrical Equipment List * Line List * Instrument Index

We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. At the end of 2008 and early 2009, prices for materials have declined, and we expect, that items like structural and specialty steel may continue to decline in price in 2010 with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost.

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

We are also developing a facility for construction in a joint effort with the U.S. Department of Energy (“DOE”). This facility will be located in Fulton, Mississippi and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually. Detailed engineering is in progress and we expect to have all necessary permits for this facility by the summer of 2010.  We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of December 31, 2009, BlueFire has been reimbursed approximately $5,374,000 from the DOE under this award.  On or around February 23, 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for this planned biorefinery. The application, filed under the DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies, was submitted on February 15th, 2010 and serves as a phase one application in a two phase approval process. If approved, the loan guarantee will secure the financing for the remainder of the costs to construct the facility. We are in the detailed engineering phase for this project and expect to have all necessary permits for this facility by this summer, putting the Company on a path to commence construction by the end of 2010.

Between the two proposed facilities (Lancaster, CA and Fulton, MS) we expect them to create more than 1,000 construction/manufacturing jobs and, once in operation, more than 100 new operations and maintenance jobs.

The Company is simultaneously researching and considering other suitable locations for other similar biorefineries.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS AND SERVICES

On December 11, 2008 BlueFire announced a Professional Services Agreement (“PSA”) with Ubiex, Inc. a South Korean development company.  Under the PSA, BlueFire will provide the preliminary engineering design package and technical support for Ubiex, Inc.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants. For example, we will enter into an agreement with an existing refiner or blender to purchase the ethanol and sell it into the Southern California, and Mississippi transportation fuels market. Ethanol is currently mandated at a blend level of 10% in California which represents a 1+ billion gallon per year market. We are also exploring the potential of onsite blending of E85 (85% Ethanol, 15% gasoline) and direct marketing to fueling stations. There are approximately 1,900 E85 fueling stations in the United States.

COMPETITIVE BUSINESS CONDITIONS AND THE REGISTRANT’S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

COMPETITION

Most of the ethanol supply in the United States is derived from corn according to the Renewable Fuels Association (“RFA”) website (HTTP://WWW.ETHANOLRFA.ORG/) and as of February 28, 2009 is produced at approximately 201 facilities, ranging in size from 300,000 to 130 million gallons per year, located predominately in the corn belt in the Midwest.

Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the entire industry’s infrastructure is geared toward corn as the principal feedstock.

With the Arkenol Technology, the principle difference from traditional processes apart from production technique is the acquisition and choice of feedstock. The use of a non-commodity based non-food related biomass feedstock enables us to use feedstock typically destined for disposal, i.e. wood waste, yard trimmings and general green waste. All ethanol producers regardless of production technique will fall subject to market fluctuation in the end product, ethanol.

Due to the feedstock variety we are able to process, we are able to locate production facilities in and around the markets where the ethanol will be consumed thereby giving us a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest and ship the ethanol to the end market.

However, in the area of biomass-to-ethanol production, there are few companies, and no commercial production infrastructure is built. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

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

There are approximately 21 next-generation biofuel companies that have received grants from the DOE for development purposes.

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

On Feb. 13, 2009, Congress passed the American Recovery and Reinvestment Act of 2009 at the urging of President Obama, who signed it into law four days later (“ARRA”). A direct response to the economic crisis, the Recovery Act has three immediate goals:

•	Create new jobs and save existing ones
•	Spur economic activity and invest in long-term growth
•	Foster unprecedented levels of accountability and transparency in government spending

The Recovery Act intends to achieve those goals by:

•	Providing $288 billion in tax cuts and benefits for millions of working families and businesses
•	Increasing federal funds for education and health care as well as entitlement programs (such as extending unemployment benefits) by $224 billion
•	Making $275 billion available for federal contracts, grants and loans
•	Requiring recipients of Recovery funds to report quarterly on how they are using the money. All the data is posted on Recovery.gov so the public can track the Recovery funds.

In addition to offering financial aid directly to local school districts, expanding the Child Tax Credit, and underwriting a process to computerize health records to reduce medical errors and save on health care costs, the Recovery Act is targeted at infrastructure development and enhancement. For instance, the Act plans investment in the domestic renewable energy industry and the weatherizing of 75 percent of federal buildings as well as more than one million private homes around the country.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sublicensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of December 31, 2009, we have paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

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

The ARRA, passed into law in February 2009 makes $275 billion available for federal contracts, grants, and loans, some of which is devoted to investment into the domestic renewable energy industry.

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

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal years ending December 31, 2008 and 2009, we spent roughly $10,535,278 and $1,307,185 on project development costs, respectively.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We had 9 full time employees as of December 31, 2009 and 2 part time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have had limited operations and have incurred net losses of $29,066,417 for the period from March 28, 2006 (Inception) through December 31, 2009, of which $14,256,080 was cash used in our operating activities. We have generated revenues from consulting of approximately $69,000 and approximately $5,374,000 in grant revenue from the DOE for total revenues of approximately $5,443,000, and no revenues from operations. We have yet to begin ethanol production or construction of ethanol producing plants. Since the Reverse Merger, we have been engaged in organizational activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for our first plant.  We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

Our business plan depends on the completion of up to 19 numerous biorefinery projects. Although each facility will have specific funding requirements, our proposed facility in Lancaster, CA will require approximately $100-$125 million to fund, and our proposed DOE facility in Fulton, MS will require an additional $260 million in addition to the approximate $88 million in grant funding currently allocated to the project. We will be relying on additional financing, and funding from such sources as Federal and State grants and loan guarantee programs.  We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

WE RELY ON ACCESS TO FUNDING FROM THE UNITED STATES DEPARTMENT OF ENERGY. IF WE CANNOT ACCESS GOVERNMENT FUNDING WE MAY BE UNABLE TO FINANCE OUR PROJECTS AND/OR OUR OPERATIONS.

In 2009, our operations have been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Although we finalized Award 1 with a total reimbursable amount of $6,425,564, and through December 31, 2009, we have an unreimbursed amount of approximately $1,100,000 available to us under the award, we cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

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

The market price of our common stock may fluctuate significantly.  From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2009 traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.51 per share, respectively.  Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors and finding funding sources.

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

COMPLIANCE AND CONTINUED MONITORING IN CONNECTION WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS

The Company’s Chairman and President controls approximately 47.79% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of February 28, 2010, we had 28,296,965 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 6,425 square feet of furnished office space at 31 Musick, Irvine, California 92618 from Jeong Yun Kim for $11,691 per month on a month-to-month basis.

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

No matters were submitted to shareholders for the period ended December 31, 2009.

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

Quarter ended	Low Price	High Price

March 31, 2007	$3.99	$7.70
June 30, 2007	$5.40	$7.15
September 30, 2007	$3.30	$6.40
December 31, 2007	$3.15	$5.01
March 31, 2008	$3.00	$4.15
June 30, 2008	$3.05	$4.40
September 30, 2008	$2.05	$4.15
December 31, 2008	$0.55	$2.15
March 31, 2009	$0.51	$1.00
June 30, 2009	$0.55	$1.60
September 30, 2009	$0.80	$1.20
December 31, 2009	$0.85	$1.25

HOLDERS OF OUR COMMON STOCK

As of March 26, 2010 a total of 28,296,965 shares of the Company’s common stock are currently outstanding held by approximately 2,750 shareholders of record.

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

As of December 31, 2009, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock		Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	3,555,571	(1)	$2.48	6,424,429
Equity compensation not pursuant to a plan	802,203	(3)	$3.80
Total	4,357,774

(1) Excluding 20,000 options that have been exercised.
(2) Excludes shares of restricted stock issued under the Plan.
(3) Includes a warrant to purchase 200,000 shares of its common stock at an exercise price of $5.00 per share to a certain consultant issued by the Company on November 9, 2006, for consulting services.

RULE 10B-18 TRANSACTIONS

The following table provides information about purchases by BlueFire of shares of BlueFire’s common stock during the year ended December 31, 2008. There were no repurchases during the year ended December 31, 2009.   All repurchases were made in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.

A monthly summary of the repurchase activity for the year ended December 31, 2008 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

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

(1)
The Company implemented a stock repurchase program effective April 1, 2008 with the intent to repurchase BlueFire shares in accordance with SEC Rule 10b-18. During the year ended December 31, 2008, the Company repurchased a total of 32,172 shares at a cost of approximately $101,581. The Company had not repurchased any shares in 2009. Under the stock repurchase program, the Company is not obligated to repurchase any additional shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

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

•
The Energy Policy Act of 2005 (“EPAct 2005”) provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the U.S. Department of Energy (“DOE”) could provide loan guarantees up to $250 million per qualified project.  BlueFire plans to pursue all available opportunities within EPAct 2005.

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

•	Utilize proceeds from reimbursements under the DOE contract.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

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

•
We are also developing a facility for construction in a joint effort with the DOE. This facility will be located in Fulton, Mississippi and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually. Detailed engineering is in progress and we expect to have all necessary permits for this facility by the summer of 2010.  We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of December 31, 2009 BlueFire has been reimbursed approximately $5,374,151 from the DOE under this award.  On or around February 23, 2010 we announced that we submitted an application for a $250 million dollar loan guarantee for this planned biorefinery. The remainder of financing for this project is yet to be determined.

•
Several other opportunities are being evaluated by us in North America but no definitive plans have been made.  Discussions with various landfill owners are underway to duplicate our proposed facility throughout North America although no definitive agreements have been reached.

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

In 2009, BlueFire completed the engineering package for the Lancaster Biorefinery, and finalized the Front-End Loading (FEL) 3 stage of engineering for the Lancaster Biorefinery. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

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

In July 2008, BlueFire was granted a conditional-use permit from the County of Los Angeles, Department of Regional Planning, to permit the construction of the Lancaster Biorefinery. However, a subsequent appeal of the county decision pushed the effective date of the now non-appealable permit approval to December 12, 2008.

On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District.

On October 15, 2009, BlueFire announced the strategic relocation of its second planned biorefinery (DOE Facility) to Fulton, Mississippi.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue from Department of Energy Grant

Revenue in 2009 was approximately $4,318,000 and was primarily related to a federal grant from the United States Department of Energy, (“U.S. DOE”or “DOE”). The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

In 2009, our project development costs were approximately $1,307,000 compared to project development costs of $10,535,000 for the same period during 2008.  Included in project development costs in 2009 and 2008, was approximately $522,000 and $4,901,000, respectively of expense incurred from various engineering firms for the design and development of the biorefineries.  Included in project development costs in 2009 and 2008, was approximately $0 and $2,078,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option awards.  The decrease in project development costs is due to the decreased activity in the design and engineering development of the biorefineries with the plant design on Lancaster being substantially completed.

General and Administrative Expenses

General and Administrative Expenses were approximately $2,220,000 in 2009, compared to $4,136,000 for the same period in 2008.  Included in general and administrative expenses in 2009 and 2008, was approximately $233,000 and $1,691,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to a decrease in share based compensation.

Interest Income

Interest income was approximately $8,000 in 2009, compared to approximately $225,000 in 2008, related to funds invested.  The decrease in interest income from the same period in 2008 is mainly due to the fact that our investment account balance was depleted as we used the funds in operations, and that our rate of return on the account decreased dramatically as it was tied to short-term interest rates.

Related Party License Fee

In 2008 the Company incurred the remaining cost of the Arkenol technology license fee of $970,000.  This is a one time fee, which was paid in full on March 11, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.

During the twelve months ended December 31, 2009, there were no proceeds received from the sale of company securities. There were no additional proceeds received from the exercise of stock options.

During the twelve months ended December 31, 2009, we received no proceeds from the sale of securities in connection with private placements. There were also no proceeds received from the exercise of stock options.

In addition, as our Projects develop to the point of construction, we anticipate significant purchases of long lead time item equipment for construction. As of December 31, 2009, we had cash and cash equivalents of approximately $2,845,000.

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. As of March 26, 2010, there were no amounts outstanding and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

In October 2009, the Company received additional funds of approximately $3,800,000 from the DOE, due to the success in amending its DOE award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the DOE Biorefinery.

We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, current and future grant opportunities, as well as the $3,800,000 received from the DOE in October 2009, to implement our growth plan and meet our liquidity needs going forward.  Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, but will not be sufficient to move forward beyond the development stage of either of our first two Projects, at which point further funding will be necessary. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities which were charged to expense.  During the 12 months ended December 31, 2009 and December 31, 2008, we expensed all costs related to the facility development.

INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") No. 740 "Accounting for Income Taxes" (formerly FASB Statement No. 109). Accounting for Income Taxes SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  We provide a valuation allowance to net deferred tax assets when it is deemed unlikely that we will recover such deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at December 31, 2009 and December 31, 2008. The financial instruments consist of cash, accounts receivable, prepaids, accounts payable, and warrant liability. We have warrants which are considered derivatives which must be reported as a liability because of the exercise price adjustment provisions within the agreements.  These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model. Expected volatility is based primarily on historical volatility and is computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates. Changes in our stock price will have a direct impact on the value of the warrant liability. An increase in stock price generally will cause an increase in the warrant liability under our valuation method.

CONCENTRATIONS OF CREDIT RISK

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. In order to mitigate this risk, the Company holds its short-term capital in an account with one of the largest brokerage institutions, Merrill Lynch, which has obtained private insurance coverage to provide additional protection for amounts in excess of SIPC limits (up to $1.9 million for cash).

SHARE-BASED PAYMENT

In December 2004, the FASB issued a revision of ASC 718 formerly SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. ASC 718 formerly SFAS 123(R) replaces SFAS 123 and was effective as of the first interim period beginning after January 1, 2006. During the period ended December 31, 2006, the Company adopted the provisions of SFAS 123(R).  No options were outstanding prior to adoption.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements are contained in pages F-1 through F-23 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2009. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	58	President, CEO and Director	June 2006
Necitas Sumait	49	Secretary, SVP and Director	June 2006
Christopher Scott	35	Chief Financial Officer	March 2007
John Cuzens	58	SVP, Chief Technology Officer	June 2006
Chris Nichols	43	Director	June 2006
Victor Doolan	69	Director	July 2007

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

On December 22, 2009, the Company Board of Directors accepted the resignation of Joseph I. Emas, which had been submitted on December 21, 2009. Mr. Emas served on the Audit Committee, Compensation Committee and as Chairman of the Nominating Committee.  Mr. Emas resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

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

Christopher Scott - Chief Financial Officer

Mr. Scott has been our Chief Financial Officer since March 2007. Prior to this, from 2002 to March 2007, Mr. Scott was most recently the CFO/CCO and FinOp of Westcap Securities, Inc, an NASD Member Broker/Dealer and Investment Bank headquartered in Irvine, CA. Mr. Scott currently holds the Series 7, 63, 24, and Series 27 NASD licenses. From 1997 to 2002, Mr. Scott was a General Securities and Registered Options Principal at First Allied Securities Inc. Mr. Scott earned his Bachelor’s Degree in Business Administration, with a concentration in Finance, from CSU, Fullerton.

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

Audit Committee
Victor Doolan, Chairman
Christopher Nichols

Compensation Committee
Christopher Nichols, Chairman
Victor Doolan

Nomination Committee
No current Chairman
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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2009 were untimely:

Arnold Klann, the Chairman and CEO of the Company failed to timely file Form 4s for a number of gifts to charity in an aggregate amount of 290,000 shares of our Common Stock for the period ending December 31, 2009. The price on these transactions was $1.00 per share, representing the closing price of our Common Stock on December 31, 2009. Mr. Klann reported these transactions on a Form 4 filed on January 28, 2010.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Registrant's directors, officers and key employees.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company provided disclosure on such process on its proxy statement on Form DEF 14 A, as amended, filed on May 22, 2009 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

2009/2008 SUMMARY COMPENSATION TABLE YEAR

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (2)		OPTIONS AWARDS ($) (2)	NON- EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Arnold Klann	2009	226,000	-	5,250	(1)	-				231,250
Director and President	2008	226,000	-	24,600	(1)	-				250,600
Necitas Sumait	2009	180,000	-	5,250	(1)					185,250
Director, Secretary and VP	2008	176,500	-	24,600	(1)					201,100
John Cuzens	2009	180,000	-	-		-				180,000
Treasurer and VP	2008	175,250	-	-		-				175,250
Christopher Scott	2009	155,833	-	-		-				155,833
Chief Financial Officer	2008	163,750	-	-		-				163,750
Chris Nichols	2009	5,000		5,250	(1)					10,250
Director	2008	5,000		24,600	(1)					29,600
Joseph Emas	2009	5,000		5,250	(1)					10,250
Director	2008	5,000		24,600	(1)					29,600
Victor Doolan	2009	5,000		5,250	(1)					10,250
Director	2008	5,000		24,600	(1)					29,600

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.

(2)	Valued based on the Black-Scholes valuation model at the date of grant, see note to the consolidated financial statements.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

						ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS					ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS
Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / SH)	Closing Price on Grant Date ($ / SH)

Arnold Klann	None
Necitas Sumait	None
Christopher Scott	None
John Cuzens	None
Chris Nichols	None
Joseph Emas	None
Victor Doolan	None

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

			OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Arnold Klann	1,000,000		-			2.00	12/14/11
	28,409		-			3.52	12/20/12
	125,000	(1)	125,000	(1)		3.20	12/20/12
Necitas Sumait	450,000		-			2.00	12/14/11
	118,750	(1)	87,500	(1)		3.20	12/20/12
John Cuzens	450,000		-			2.00	12/14/11
	118,750	(1)	87,500	(1)		3.20	12/20/12
Christopher Scott	118,750	(1)	87,500	(1)		3.20	12/20/12
Chris Nichols
Joseph Emas
Victor Doolan

(1) 50% vested immediately upon grant in 2007, 25% vests on closing remainder of Lancaster Project Funding, 25% vests at the start of construction of Lancaster Project

2009 OPTION EXERCISES AND STOCK VESTED TABLE

	OPTION AWARDS		STOCK AWARDS

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2009 PENSION BENEFITS TABLE

NAME	PLAN NAME	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

NAME	EXECUTIVE CONTRIBUTION IN LAST FISCAL YEAR ($)	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEARS ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)	AGGREGATE WITHDRAWALS / DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR-END ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2009 DIRECTOR COMPENSATION TABLE

NAME	Year	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS	ALL OTHER COMPENSATION	TOTAL ($)
			($) (1)	($)	($)	($)	($)

Necitas Sumait	2009		5,250					5,250

Chris Nichols	2009	5,000	5,250					10,250

Joseph Emas	2009	5,000	5,250					10,250

Victor Doolan	2009	5,000	5,250					10,250

Arnold Klann	2009		5,250					5,250

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.

2009 ALL OTHER COMPENSATION TABLE

NAME	YEAR	PERQUISITES AND OTHER PERSONAL BENEFITS ($)	TAX REIMBURSEMENTS ($)	INSURANCE PREMIUMS ($)	COMPANY CONTRIBUTIONS TO RETIREMENT AND 401(K) PLANS ($)	SEVERANCE PAYMENTS/ ACCRUALS ($)	CHANGE IN CONTROL PAYMENTS/ ACCRUALS ($)	TOTAL ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2009 PERQUISITES TABLE

NAME	YEAR	PERSONAL USE OF COMPANY CAR/PARKING	FINANCIAL PLANNING LEGAL FEES	CLUB DUES	EXECUTIVE RELOCATION	TOTAL PERQUISITES AND OTHER PERSONAL BENEFITS

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Joseph Emas
Victor Doolan

2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

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

EMPLOYMENT CONTRACTS

On June 27, 2006, the Company entered into employment agreements with three of its executive officers. The employment agreements are for a period of three years, which expired in 2009, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000. These contracts have not been renewed. Each of the executive officers are currently working for the Company on a month to month basis.

In addition, on June 27, 2006, the Company entered into a Directors agreement with four individuals to join the Company’s board of directors. Under the terms of the agreement the non-employee Director (Chris Nichols) will receive annual compensation in the amount of $5,000 and all Directors receive a onetime grant of 5,000 shares of the Company’s common stock. The common shares vested immediately. The value of the common stock granted was determined to be approximately $67,000 based on the estimated fair market value of the Company’s common stock over a reasonable period of time. On July 9, 2007, the Company entered into a Directors agreement with two individuals (Victor Doolan, and Joseph Emas) to join the Company’s board of directors. Under the terms of the agreement these non-employee Directors will receive annual compensation in the amount of $5,000 and all Directors receive a one-time grant of 5,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock granted was determined to be approximately $50,700 based on the estimated fair market value of the Company’s common stock over a reasonable period of time.

In connection with Christopher Scott’s appointment as the Company’s CFO on March 16, 2007, the Company and Mr. Scott entered into an at-will letter Employment Agreement containing the following material terms: (i) initial monthly salary of $7,500, to be raised to $10,000 on the earlier of April 30, 2007 or receipt by the Company of a qualified investment financing, and (ii) standard employee benefits; (iii) 50,000 shares of common stock issued throughout the year ended December 31, 2007 to a consulting Company beneficially owned by him. On March 31, 2008, the Board of Directors of the Company replaced Mr. Scott’s existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $170,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Inventions provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employement agreement expired on May 31, 2009, and Mr. Scott currently serves the company on a part-time basis as CFO on a month to month basis.

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

On July 23, 2009, the Board of Directors approved the re-election of Victor Doolan, Joseph Emas, Christopher Nichols, Arnold Klann and Necitas Sumait. The Company also resolved to grant each Board Chair, and the Secretary each an additional 5,000 shares of stock. The value of the common stock granted at the time of the grant was determined to be approximately $5,250 based on the estimated fair market value of the Company’s common stock.

On December 22, 2009, the Company Board of Directors accepted the resignation of Joseph I. Emas, which had been submitted on December 21, 2009. Mr. Emas served on the Audit Committee, Compensation Committee and as Chairman of the Nominating Committee.  Mr. Emas resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, our authorized capitalization was 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value. As of December 31, 2009, there were 28,296,965 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of December 31, 2009, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (2)
Common	Arnold Klann, Chairman and Chief Executive Officer	14,073,909	(4)	47.79%
Common	Necitas Sumait, Senior Vice President and Director	1,786,750	(5)	6.19%
Common	John Cuzens, Chief Technology Officer and Senior Vice President	1,752,250	(6)	6.07%
Common	Chris Scott, Chief Financial Officer	128,750	(7)	*
Common	Chris Nichols, Director	10,000		*
Common	Victor Doolan, Director	17,000		*
Common	Joseph Emas, Director	11,000		*
Common	Quercus Trust (3)	8,611,211	(8)	25.44%

	All officers and directors as a group (7 persons)	17,779,659		57.88%
	All officers, directors and 5% holders as a group (8 persons)	26,390,870		72.76%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Figures may not add up due to rounding of percentages.
(3)
David Gelbaum and Monica Chavez Gelbaum are co-trustees of The Quercus Trust.  Each of David Gelbaum and Monica Chavez Gelbaum, acting alone, has the power to exercise voting and investment control over the shares of common stock owned by the Trust.

(4)	Includes options to purchase 1,153,409 shares of common stock vested at December 31, 2009.
(5)	Includes options to purchase 568,750 shares of common stock vested at December 31, 2009.
(6)	Includes options to purchase 568,750 shares of common stock vested at December 31, 2009.
(7)	Includes options and warrants to purchase 128,750 shares of common stock vested at December 31, 2009.
(8)	Includes a warrant to purchase 5,555,556 shares of common stock.

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

On August 27, 2009, the Company entered into a 6-month Consulting Agreement with Mirador Consulting, Inc. Pursuant to the Agreement, the Company will receive services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration for these services, the Company will make monthly cash payments of $3,000 and has issued, or will issue, 200,000 shares of the Company’s common stock in exchange for $200. The Company valued the shares at $0.80 based upon the closing price of the Company’s common stock on the date of the agreement. Under the terms of the agreement, the shares did not have any future performance requirement nor were they cancellable, thus the Company expensed the entire value on the date of the agreement and recorded to general and administrative expense. Under the terms of the agreement the Company was to issue 100,000 shares on the date of agreement and November 15, 2009. As of December 31, 2009, the Company has yet to issue the remaining 100,000 shares due to the pending negotiation of a new agreement. In addition, the Company granted the consultant a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. The warrant vested immediately, expire in one year and were valued at approximately $9,000.

STOCK OPTION ISSUANCES UNDER AMENDED 2006 PLAN

On December 20, 2007 the Company’s Board of Directors granted the following stock options to employees and outside consultants as compensation:

DATE ISSUED:	OPTIONEE NAME	NUMBER OF OPTIONS	TYPE	PRICE	EXPIRATON DATE
December 20, 2007 December 20, 2007	Arnold Klann, Officer and Director	28,409 250,000	ISO (1) NSO (2)	$3.52 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Necitas Sumait, Officer and Director	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	John Cuzens, Officer	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Chris Scott, Officer	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Bill Davis, Employee	31,250 175,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007 December 20, 2007	Rigel Stone, Employee	31,250 150,000	ISO (1) NSO (2)	$3.20 $3.20	December 20, 2012 December 20, 2012
December 20, 2007	Barbi Rios, Employee	5,000	ISO (1)	$3.20	December 20, 2012
December 20, 2007	Scott Olson, Outside Consultant	10,000	NSO (3)	$3.20	December 20, 2012
December 20, 2007	Aleshia Knickerbocker, Employee	2,500	NSO (3)	$3.20	December 20, 2012
December 20, 2007	Bill Orr, Outside Consultant	10,000	NSO (3)	$3.20	December 20, 2012
December 20, 2007	Elsa Ebro, Outside Consultant	5,000	NSO (3)	$3.20	December 20, 2012
Totals		1,317,159

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

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 1,000,000 shares of preferred stock, no par value (none of which are issued and outstanding).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 24, 2009, the Company entered into a Revolving Line of Credit (the “Line of Credit”) with Arkenol, a related party. The Line of Credit is for a maximum principal amount of five hundred seventy thousand ($570,000) dollars with an annual interest rate of six (6%) percent compounded annually and paid quarterly.  The Company may from time to time in its sole discretion draw down up to the maximum five hundred seventy thousand ($570,000) dollars. The Company has promised to pay in full the outstanding principal balance of any amounts due under the Line of Credit within thirty (30) days of the Company’s receipt of investment financing, in the amount of at least two million ($2,000,000) dollars.  The financing must provide for at least one million five hundred thousand ($1,500,000) dollars for general working capital and/or general corporate purposes.   The Lender at its option may require all outstanding sums due on the Line of Credit to become immediately due and payable as a condition precedent to any transaction effecting a change of control of the Company.  Any monies not paid within thirty (30) days of the due date will be subject to a late charge in the amount of ten (10%) of the entire remaining unpaid balance at the time of delinquency under the Line of Credit. The Company’s Chief Executive Officer, Chairman of the Board of Directors and majority stockholder Arnold Klann, holds a 25.5% interest in the Lender. As of March 26, 2010 , there were no amounts outstanding and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

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

As of December 31, 2009, the Board determined that the following directors are independent under these standards (i) Mr. Victor Doolan, and (ii) Mr. Christopher Nichols.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

a.  Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the year ended December 31, 2009 were approximately $26,200.

Aggregate fees billed by McKennon, Wilson & Morgan LLP for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended December 31, 2009 and 2008 were approximately $27,800 and $57,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2009 and 2008.

c.  Tax Fees: Aggregate fees billed by McKennon, Wilson & Morgan LLP for tax services for the years ended December 31, 2009 and 2008 were approximately $3,500 and $8,000, respectively.

d. All Other Fees: Aggregate fees billed for professional services other than those described above were approximately $6,000 in the year ended December 31, 2009. These fees were primarily for review of the Company’s registration statement(s) and other minor due diligence projects.

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

BLUEFIRE ETHANOL FUELS, INC.

Dated: March 29, 2010	By:	/s/ Arnold R. Klann
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Scott
Christopher Scott
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Director and Chairman of the Board;	March 29, 2010
Arnold R. Klann	President and Chief Executive Officer

/s/ Necitas Sumait	Director, Secretary and Vice President	March 29, 2010
Necitas Sumait

/s/ Chris Nichols	Director	March 29, 2010
Chris Nichols

/s/ Victor H. Doolan	Director	March 29, 2010
Victor H. Doolan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-1 and F-2

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009, December 31, 2008 and for the period from March 28, 2006 (Inception) to December 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity from March 28, 2006 (inception) to December 31, 2009	F-5 -F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008, and for the period from March 28, 2006 (Inception) to December 31, 2009	F-9 - F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BlueFire Ethanol Fuels, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of BlueFire Ethanol Fuels, Inc. and subsidiaries, a development-stage company, (collectively the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from March 28, 2006 (“Inception”) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Ethanol Fuels, Inc. and subsidiaries, as of December 31, 2009, and the results of their operations and their cash flows for the year ended, and for the period from Inception to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon

Newport Beach, California
March 29, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BlueFire Ethanol Fuels, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of BlueFire Ethanol Fuels, Inc. and subsidiaries, a development-stage company, (collectively the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Ethanol Fuels, Inc. and subsidiaries, as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
March 26, 2009

 BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$2,844,711	$2,999,599
Department of Energy grant receivable	207,380	692,014
Prepaid expenses	50,790	89,871
Total current assets	3,102,881	3,781,484

Debt issuance costs	150,000	-
Property and equipment, net of accumulated depreciation of $44,130 and $20,761, respectively	167,995	186,112

Total assets	$3,420,876	$3,967,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$335,547	$711,884
License fee payable to related party	-	970,000
Accrued liabilities	245,394	173,618
Total current liabilities	580,941	1,855,502

Outstanding warrant liability	2,274,393	-

Total liabilities	2,855,334	1,855,502

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000
shares authorized; 28,296,965 and 28,133,053 shares
issued and 28,264,793 and 28,100,881 outstanding, respectively	28,296	28,132
Additional paid-in capital	14,033,792	32,388,052
Treasury stock at cost, 32,172 shares	(101,581)	(101,581
Deficit accumulated during the development stage	(13,394,965)	(30,202,509)
Total stockholders’ equity	565,542	2,112,094

Total liabilities and stockholders’ equity	$3,420,876	$3,967,596

See accompanying notes to consolidated financial statements

 BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From March 28, 2006 (inception) Through
	December 31, 2009	December 31, 2008	December 31, 2009
Revenues:
Consulting fees	$19,570	$-	$68,570
Department of Energy grant	4,298,643	1,075,508	5,374,151

Total revenues	4,318,213	1,075,508	5,442,721

Operating expenses:
Project development, including stock based compensation of $0, $2,078,356, and $4,468,490, respectively	1,307,185	10,535,278	17,239,202
General and administrative, including stock based compensation of $232,292, $1,690,921, and $6,097,332 respectively	2,220,073	4,136,235	13,034,630
Related party license fee	-	1,000,000	1,000,000
Total operating expenses	3,527,258	15,671,513	31,273,832

Operating income (loss)	790,955	(14,596,005)	(25,831,111)

Other income and (expense):
Other income	8,059	225,411	255,173
Financing related charge	-	-	(211,660)
Amortization of debt discount	-	-	(676,982)
Interest expense	-	-	(56,097)
Related party interest expense	(518)	-	(64,966)
Loss on extinguishment of debt	-	-	(2,818,370)
Gain from change in fair value of warrant liability	567,461	-	567,461
Loss on the retirement of warrants	(146,718)		(146,718)
Total other income and (expense)	428,284	225,411	(3,152,159)

Income (loss) before income taxes	1,219,239	(14,370,594)	(28,983,270)
Provision for income taxes	83,147	-	83,147

Net income (loss)	$1,136,092	$(14,370,594)	$(29,066,417)

Basic and diluted income (loss) per common share	$0.04	$(0.51)
Weighted average common shares outstanding, basic and diluted	28,159,629	28,064,572

See accompanying notes to consolidated financial statements

 BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at March 28, 2006 (inception)	-	$-	$-	$-	$-
Issuance of founder’s share at $.001 per share	17,000,000	17,000			17,000
Common shares retained by Sucre Agricultural Corp., Shareholders	4,028,264	4,028	685,972	-	690,000
Costs associated with the acquisition of Sucre Agricultural Corp.			(3,550)		(3,550)
Common shares issued for services in November 2006 at $2.99 per share	37,500	38	111,962	-	112,000
Common shares issued for services in November 2006 at $3.35 per share	20,000	20	66,981	-	67,001
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Estimated value of common shares at $3.99 per share and warrants at $2.90 issuable for services upon vesting in February 2007	-	-	160,000	-	160,000
Share-based compensation related to options	-	-	114,811	-	114,811
Share-based compensation related to warrants	-	-	100,254	-	100,254
Net Loss	-	-	-	(1,555,497)	(1,555,497)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)

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

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Equity
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094
Cumulative effect of warrants reclassified	-	-	(18,586,588)	18,586,588	-	-
Reclassification of long term warrant liability	-	-	-	(2,915,136)	-	(2,915,136)
Common shares issued for services in June 2009 at $1.50 per share	11,412	11	17,107	-	-	17,118
Common shares issued for services in July 2009 at $0.88 per share	30,000	30	26,370	-	-	26,400
Common shares issued for services in August 2009 at $0.80 per share	100,000	100	79,900	-	-	80,000
Option to purchase Common shares for services in August 2009 at an option price of $3.00 for 100,000 shares	-	-	8,273	-	-	8,273
Common shares issued for services in September and October 2009 at $0.89 and $0.95 per share respectively	22,500	23	20,678	-	-	20,701
Common shares to be issued for services in August 2009 at $0.80 per share	-	-	80,000	-	-	80,000
Net income	-	-	-	1,136,092	-	1,136,092
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542

See accompanying notes to consolidated financial statements

 BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended to	From March 28, 2006 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$1,136,092	$(14,370,594)	$(29,066,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	146,718	-	146,718
Gain from change in fair value of warrant liability	(567,461)	-	(567,461)
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	232,491	3,956,131	11,338,129
Depreciation	23,373	20,352	44,134
Changes in operating assets and liabilities:
Accounts receivable	-	49,000	-
Department of energy grant receivable	484,634	(692,014)	(207,380)
Prepaid fees to related party	-	30,000	-
Prepaid expenses and other current assets	39,080	(73,329)	(50,792)
Accounts payable	(376,338)	329,205	335,545
License fee payable to related party	(970,000)	970,000	-
Accrued liabilities	71,778	(94,053)	245,396

Net cash provided by (used in) operating activities	220,367	(9,875,302)	(14,106,080)

Cash flows from investing activities:
Acquisition of property and equipment	(5,255)	(55,457)	(212,128)

See accompanying notes to consolidated financial statements

 BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(continued)

	For the year ended	For the year ended to	From March 28, 2006 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
Cash flows from financing activities:
Cash paid for treasury stock	-	(101,581)	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	-	116,000
Repayment from related party line of credit/notes payable	-	-	(116,000)
Debt issuance costs	(150,000)	-	(150,000)
Retirement of warrants	(220,000)	-	(220,000)
Net cash provided by (used in) financing activities	(370,000)	(101,581)	17,162,919

Net increase (decrease) in cash and cash equivalents	(154,888)	(10,032,340)	2,844,711

Cash and cash equivalents beginning of period	2,999,599	13,031,939	-

Cash and cash equivalents end of period	$2,844,711	$2,999,599	$2,844,711

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$518	$-	$56,893
Income taxes	$14,896	$2,400	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements throughout 2008 and 2009. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2009, the Company has working capital of approximately $2,522,000. Management has estimated that operating expenses for the next 12 months will be approximately $2,200,000, excluding engineering costs related to the development of bio-refinery projects. During 2010, the Company intends to fund its operations with its current working capital, and proceeds from reimbursements under the Department of Energy contract. The Company expects the current resources available to them will be sufficient for a period in excess of 12 months. If necessary, management has determined that general expenditures will be reduced and additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to the Company

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2008.

We estimate the total cost of the bio-refinery, including contingencies to be in the range of approximately $100 million to $120 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public This is due in part to a combination of significant increases in material costs on the world market from the last estimate until now, and the complexity of our first commercial deployment. At the end of 2008 and early 2009, prices for materials have declined, and we expect, that items like structural and specialty steel may continue to decline in price in 2010 with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

Changes in Reporting Entity

The acquisition of Sucre Agricultural Corp. by BlueFire Ethanol, Inc., as discussed in Note 1, was accounted for as a reverse acquisition, whereby the assets and liabilities of BlueFire are reported at their historical cost since the entities are under common control immediately after the acquisition in accordance with (“ASC”) No. 805 “Business Combinations” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations." The assets and liabilities of Sucre, which were not significant, were recorded at fair value on June 27, 2006, the date of the acquisition. No goodwill was recorded in connection with the reverse acquisition since Sucre had no business. The reverse acquisition resulted in a change in the reporting entity of Sucre, for accounting and reporting purposes. Accordingly, the financial statements herein reflect the operations of BlueFire from Inception and Sucre from June 27, 2006, the date of acquisition, through December 31, 2006. The 4,028,264 shares retained by the stockholders of Sucre have been recorded on the date of acquisition of June 27, 2006.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Ethanol Fuels, Inc., and its wholly-owned subsidiary, BlueFire Ethanol, Inc.  BlueFire Ethanol Lancaster, LLC and BlueFire Fulton Renewable Energy LLC are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2009, there have been no such charges.

Intangible Assets

License fees acquired are either expensed or recognized as intangible assets.  The Company recognizes intangible assets when the following criteria is met: 1) the asset is identifiable, 2) the Company has control over the asset, 3) the cost of the asset can be measured reliably, and 4) it is probable that economic benefits will flow to the Company.  During the year ended December 31, 2008, the Company purchased a license (see Note 8) from Arkenol, Inc., a related party.  The license fee was expensed because the Company is still in the research and development stage and cannot readily determine the probability of future economic benefits for said license.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the years ended December 31, 2009 and 2008 and for the period from March 28, 2006 (Inception) to December 31, 2009, research and development costs included in Project Development were approximately $1,307,185, $8,457,000, and $12,770,000 respectively.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470 “Debt with Conversion and Other Options” (formerly APB Opinion No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”  under the direction of Emerging Issues Task Force (“EITF”) 98-5,  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments “EITF 00-27”), and ASC 740 “Beneficial Conversion Features” (formerly EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features). The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123R), except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its Embedded Conversion Features (“ECF’s”) in accordance with ASC 470 “Modifications and Exchanges” (formerly EITF 06-6). ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of ASC 450 (formerly SFAS No. 5, “Accounting for Contingencies”). This accounting is consistent with views established by the EITF in its consensus set forth in ASC 825 formerly EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 formerly Financial Accounting Standards Board (“FASB”) Statement No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

In July 2006, the ASC 740 formerly FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation was effective for the Company on January 1, 2007. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

On January 1, 2009, the Company adopted ASC 820 (“ASC 820”) Fair Value Measurements and Disclosures.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2009, the Company’s warrant liability is considered a level 2 item, see Note 6.

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

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, although on January 1, 2014 this amount is scheduled to return to $100,000 per depositor, per insured bank. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer, including up to $100,000 for cash. At times, the Company has cash deposits in excess of federally and institutional insured limits.

As of December 31, 2009 and 2008, the Department of Energy made up 100% of Grant Revenue and Department of Energy grant receivables.   Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2009, the Company had approximately 3,287,159 options and 6,813,494 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the year ended December 31, 2008, the Company had approximately 3,287,159 options and 7,386,694 warrants, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

Debt Issuance Costs

During 2007 debt issuance costs represent costs incurred related to the Company’s senior secured convertible note payable. These costs were amortized over the term of the note using the effective interest method and expensed upon conversion of senior secured convertible note.  During 2009, debt issuance costs represent the fees related to the loan fee application filed under the Department of Energy (DOE) Program. (see Note 5).

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718 formerly SFAS No. 123(R), “Share-Based Payment”. Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 formerly EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

New Accounting Pronouncements

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009 with no impact on the accompanying finanacial statements.

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

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In October 2009 the Company received from the DOE a one-time reimbursement of approximately $3,841,000. This was primarily related to the Company amending its award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the DOE Biorefinery.

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its DOE Biorefinery project. This brings the DOE’s total award to the Fulton project to approximately $88 million.  This is in addition to a renegotiated Phase I funding for development of the DOE Biorefinery of approximately $7 million out of the previously announced $10 million total. This brings the total eligible funds for DOE Biorefinery to approximately $88 million. The Company is currently in negotiations with the DOE for Phase II of its DOE Biorefinery project.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	December 31, 2009	December 31, 2008
Land	$109,108	$109,108
Office equipment	60,341	55,089
Furniture and fixtures	42,676	42,676
	212,125	206,873
Accumulated depreciation	(44,130)	(20,761)
	$167,995	$186,112

Depreciation expense for the years ended December 31, 2009 and 2008 and for the period from inception to December 31, 2009 was $23,373, $20,352 and $44,134, respectively.

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

In accordance with ASC 470 formerly EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company calculated the value of the beneficial conversion feature to be approximately $332,000 of which $167,744 was allocated to the convertible notes. However, since the convertible notes were convertible upon a contingent event, the value was recorded when such event was triggered.

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

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 470 formerly EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27, the Company calculated the value of the beneficial conversion feature to be approximately $1,679,000 of which approximately $728,000 was allocated to the beneficial conversion feature resulting in 100% discount to the convertible promissory notes. During the year ended December 31, 2007, the Company amortized approximately $312,000 of the discount related to the warrants and beneficial conversion feature to interest expense and $1,688,000 to loss on extinguishment, see below for discussion.

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

In accordance with ASC 470 formerly EITF 96-19 and EITF 06-6, the Company recorded an extinguishment loss of approximately $2,818,000 for the modification of the conversion price as the fair value of the conversion price immediately before and after the modification was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification.  The loss on extinguishment was determined based on the difference between the fair value of the new instruments issued and the previous carrying value of the convertible debt at the date of extinguishment. Upon modification, the carrying amount of the senior secured convertible notes payable of $2,000,000 and accrued interest of approximately $33,000 was converted into a total of 700,922 shares of common stock at $2.90 and $2.96 per share, respectively.  Prior to the modification, during the quarter ended September 30, 3007, the Company satisfied its interest obligation of approximately $20,000 by issuing 3,876 shares of the Company’s common stock at $4.48 per share in lieu of cash.

The extinguishment loss and non-cash interest expense for the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of 4.72 years, risk free interest rate of 3.28%, market price per share of $3.26, and no dividends.

Debt Issuance Costs

During 2007 debt issuance fees and expenses of approximately $207,000 were incurred in connection with the senior secured convertible note. These fees consisted of a cash payment of $100,000 and the issuance of warrants to purchase 23,731 shares of common stock. The warrants have an exercise price of $5.45, vested immediately and expire in five years. The warrants were valued at approximately $107,000 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 118%, risk-free interest rate of 4.05%, dividend yield of 0% and a term of five years. These costs were amortized over the term of the note using the effective interest method and expensed upon conversion of senior secured convertible note.  During the year ended December 31, 2007, the Company amortized approximately $32,000 of the debt issuance costs to interest expense and approximately $175,000 to loss on extinguishment, see above for further discussion.

During 2009 debt issuance costs of $150,000 have been incurred in connection with the Company submitting an application for a $58 million dollar loan guarantee for the Company's planned cellulosic ethanol biorefinery planned at Lancaster. The application, filed under the Department of Energy (DOE) Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies.

NOTE 6 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of Derivatives and Hedging (“ASC 815”) formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815 , 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 1,000,000 expire August 2010.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized a gain of $241,431 from the change in fair value of these warrants during the year ended December 31, 2009.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. Prior to October 19, 2009, the warrants were previously accounted for as a derivative liability and marked to their fair value at each reporting period in 2009. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the changed in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants set to expire in August 2010, the Company recognized a gain of $117,468 for the change in fair value of these warrants during the year ended December 31, 2009.

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31,	January 1,
	2009	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	.64	1.6
Expected life (years) of December 2007 issuance	3.0	4.0
Risk-free interest rate	2.69%	1.55%
Expected volatility of August 2007 issuance	101%	150%
Expected volatility of December 2007 issuance	95%	150%

Expected volatility is based primarily on historical volatility.  Historical volatility for the August 2007 issuance was computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants.  The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 27, 2006, the Company entered into employment agreements with three key employees. The employment agreements are for a period of three years, which expired in 2009, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements was approximately $586,000 per year. These contracts have not been renewed. Each of the executive officers are currently working for the Company on a month to month basis.

On March 31, 2008, the Board of Directors of the Company replaced our Chief Financial Officer’s previously existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $120,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Invention provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employement agreement expired on May 31, 2009, and Mr. Scott currently serves the Company on a part-time basis as CFO on a month to month basis.

Board of Director Arrangements

On July 23, 2009, the Company renewed all of its existing Directors’ appointment, issued 6,000 shares to each and paid $5,000 to the three outside member. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000.  The value of the common stock granted was determined to be approximately $26,400 based on the fair market value of the Company’s common stock of $0.88 on the date of the grant.   During the year 2009 the Company expensed approximately $41,400 related to these agreements.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor Relations Agreements

On November 9, 2006, the Company entered into an agreement with a consultant. Under the terms of the agreement, the Company is to receive investor relations and support services in exchange for a monthly fee of $7,500, 150,000 shares of common stock, warrants to purchase 200,000 shares of common stock at $5.00 per share, expiring in five years, and the reimbursement of certain travel expenses. The common stock and warrants vested in equal amounts on November 9, 2006, February 1, 2007, April 1, 2007 and June 1, 2007. The Company accounted for the agreement under the provisions of ASC 505 formerly EITF 96-18.

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

The Company revalued the shares on June 1, 2007, vesting date, and recorded an additional adjustment of $234,375. On June 1, 2007 the warrants were revalued at $5.40 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 129%, expected life of four and a half years, risk free interest rate of 4.97% and no dividends. The Company recorded an additional expense of $269,839 related to these vested warrants during the three months ended June 30, 2007.

NOTE 8 -STOCKHOLDERS' EQUITY

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

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan.  As of December 31, 2009, 3,307,159 options and 268,412 shares have been issued under the plan. As of December 31, 2009, 6,424,429 shares are still issuable under the Plan.

Stock Options

On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five (5) years, risk free interest rate of 4.73%, market price per share of $3.05, and no dividends. The Company expensed the value of the options over the vesting period of two years for the employees. For non-employees the Company revalued the fair market value of the options at each reporting period under the provisions of ASC 505.

On December 20, 2007, the Company granted options to purchase 1,038,750 shares of the Company’s common stock to various employees and consultants having an exercise price of $3.20 per share. In addition, on the same date, the Company granted its President and Chief Executive Officer 250,000 and 28,409 options to purchase shares of the Company’s common stock having an exercise price of $3.20 and $3.52, respectively.  The value of the options granted was determined to be approximately $3,482,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five (5) years, risk free interest rate of 3.09%, market price per share of $3.20, and no dividends. Of the total 1,317,159 options granted on December 20, 2007, 739,659 vested immediately and 27,500 issued to consultants vested monthly over a one year period, and 550,000 of the options vested upon two contingent future events.  Management’s belief at the time of the grant was that the events were probable to occur and were within their control, and thus accounted for the remaining vesting under ASC 718 by straight-lining the vesting through the expected date on which the future events were to occur.  At the time, management believed that future date was June 30, 2008. This determination was based on the fact that the Company appeared to be on track to receive the permits and the related funding was available. In June 2008, the Company determined that the June 30, 2008 estimate would not be met due to delays in receiving the necessary permits and thus modified the date to September 30, 2008. In September 2008, the Company determined that the September 30, 2008 deadline would not be met due to the difficulty in obtaining financing due to the pending collapse of the capital markets. At that point the remaining unamortized portion was immaterial and thus, the Company expensed the remaining amounts. Although the options were expensed according to ASC 718, the recipients are still not fully vested as the triggering events have not yet occurred.

The Company accounts for the stock options to consultants under the provisions of ASC 505. In accordance with ASC 505, as of December 31, 2008, the options awarded to consultants under the 2006 and 2007 Stock Option Grant were re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 150%, risk free interest rate of 1.55%, no dividends, expected life for the 2006 stock option award of three years; and expected life for the 2007 stock option award of four years. As of December 31, 2009 stock options to consultants were fully expensed and vested.

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2009, 2008 and for the period from March 28, 2006 (Inception) to December 31, 2009, the Company recognized stock based compensation, including consultants, of approximately $232,000, $1,691,000 and $4,487,000 to general and administrative expenses and $0, $2,078,000 and $4,368,000 to project development expenses, respectively. There is no additional future compensation expense to record at December 31, 2009 based on previous awards.

A summary of the status of the stock option grants under the Plan as of the years ended December 31, 2007, 2008, and 2009 and changes during this period are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48	4.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2008	3,287,159	$2.48	3.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2009	3,287,159	$2.48	2.40

Options exercisable at December 31, 2009	2,737,159	$2.34	2.40

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no amounts received for the exercise of stock options in 2008 or 2009.

As of December 31, 2009, the average intrinsic value of the options outstanding is zero as the exercise prices were in excess of the closing price of the Company’s common stock as of December 31, 2009.

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

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007.  No additional issuances were made in 2008 or 2009.

Shares Issued for Services

On August 27, 2009, the Company entered into a 6-month Consulting Agreement with Mirador Consulting, Inc. Pursuant to the Agreement, the Company will receive services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration for these services, the Company will make monthly cash payments of $3,000 and has issued, or will issue, 200,000 shares of the Company’s common stock in exchange for $200. The Company valued the shares at $0.80 based upon the closing price of the Company’s common stock on the date of the agreement. Under the terms of the agreement, the shares did not have any future performance requirement nor were they cancellable. The Company expensed the entire value on the date of the agreement and recorded to general and administrative expense. Under the terms of the agreement the Company was to issue 100,000 shares on execution of the agreement and November 15, 2009. As of December 31, 2009, the Company has yet to issue the remaining 100,000 shares due to the pending negotiation of a new agreement.

Throughout the year the Company issued 33,912 shares of common stock for legal services provided. In connection with this issuance the Company recorded $37,818 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance. The Company expensed the shares on the date of issuance as the services had been provided and there was no future performance criteria.

Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued

On August 27, 2009, the Company entered into a six month consulting agreement.  Pursuant to the agreement, the Company grated the consultant a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share.  The value of the warrant issued was determined to be approximately $8,300 based on the Black-Scholes option pricing model using the following assumptions: volatility of 108%, expected life of one (1) year, risk free interest rate of 2.48%, market price per share of $0.80, and no dividends.

Warrants Cancelled

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. (see Note 6).

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2007, 2008 and 2009 changes during the periods is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007 (with 50,000 warrants exercisable)	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60
Issued during the year	-	-
Outstanding and exercisable at December 31, 2008	7,386,694	$3.02	3.60
Issued during the year	100,000	3.00
Cancelled during the year	(673,200)	(2.90)
Outstanding and exercisable at December 31, 2009	6,813,494	$3.03	2.76

NOTE 9 - RELATED PARTY TRANSACTIONS

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

During 2008, due to the receipt of proceeds from the Department of Energy, the Board of Directors determined that the Company had triggered its obligation to incur the full $1,000,000 Arkenol License fee. The Board of Directors determined that the receipt of these proceeds constituted “First Project Construction Funding” as established under the Arkenol technology agreement. As such, the statement of operation reflects the one-time license fee of $1,000,000 and the unpaid balance of $970,000 was included in license fee payable to related party on the accompanying consolidated balance sheet as of December 31, 2008.  The prepaid fee to related party of $30,000 was eliminated as of December 31, 2008.  The Company repaid the $970,000 to the related party on March 9, 2009.

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

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. In October 2009 $175,000 was utilized from the line of credit and in November 2009 the balance was paid in full along with approximately $500 interest.  As of December 31, 2009, there were no amount outstanding and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000 (see Note 4).  In 2008 and 2009, the Company did not purchase any items from ARK Energy.

Notes Payable

As mentioned in Note 3, on July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 invested by the Company’s Chief Financial Officer.  In 2009 and 2008 no additional notes were issued.

NOTE 10 – INCOME TAXES

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

The Company had an estimated state tax liability at December 31, 2009 of approximately $83,000.  The prior net operating losses could not be applied due to the state of California’s suspension of net operating loss (NOL) deductions with net business income of $500,000 or more in 2009.  There is no current provision or liability for federal reporting purposes, and no deferred income tax expense is recorded since the deferred tax assets have been recorded as discussed below.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's deferred tax assets consist solely of net operating loss carry forwards of approximately $8,563,000 and $8,824,000 at December 31, 2009 and 2008, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State of California purposes they expire in five years beginning in 2011. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used to offset future income, if any. During the years ended December 31, 2009 and 2008, and for the period from March 28, 2006 (Inception) to December 31, 2009, the valuation decreased by approximately $261,000, and increase by approximately $5,477,000, and $8,563,000, respectively.

The difference between the California statutory rate of approximately 8.83% and the actual provision rate is due to permanent difference required to get to taxable income. These permanent differences relate primarily to the gain on derivative liability and the loss on repurchase of warrants. The Company has not provided a reconciliation to the provision for income taxes for the year ended December 31, 2008 as the difference between the statutory rates and the actual provision rate relate to changes in the NOLs and the corresponding valuation allowance.

In addition, the Company is not current in their federal and state income tax filings due to previous delinquencies by Sucre prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

The Company has filed all other United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2006 through 2008 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2005 through 2008 and currently does not have any ongoing tax examinations.