Form 10-Q
period 2010-03-31
BLUEFIRE ETHANOL FUELS INC
filed 2010-05-17
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, there were 28,414,965 shares outstanding of the registrant’s common stock.

INDEX

Item 1.      Financial Statements.

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,010,237	$2,844,711
Accounts receivable	13,071	-
Department of Energy grant receivable	274,991	207,380
Prepaid expenses	54,744	50,790
Total current assets	2,353,043	3,102,881

Debt issuance costs	175,000	150,000
Property, plant and equipment, net of accumulated depreciation of $50,359 and $44,130 respectively	162,550	167,995
Total assets	$2,690,593	$3,420,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$270,208	$335,547
Accrued liabilities	174,887	245,394
Total current liabilities	445,095	580,941

Long term stock warrant liability	386,702	2,274,393
Total liabilities	831,797	2,855,334

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,334,465 and 28,296,965 shares issued; and 28,302,293 and 28,264,793 outstanding, as of March 31, 2010 and December 31, 2009, respectively	28,334	28,296
Additional paid-in capital	14,047,254	14,033,792
Treasury stock at cost, 32,172 shares at March 31, 2010	(101,581)	(101,581)
Deficit accumulated during the development stage	(12,115,211)	(13,394,965)
Total stockholders’ equity	1,858,796	565,542

Total liabilities and stockholders’ equity	$2,690,593	$3,420,876
See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From March 28, 2006 (inception) Through March 31,
	2010	2009	2010
Revenues:
Consulting fees	$13,071	$14,570	$81,641
Department of Energy grant	274,991	43,595	5,649,142
Total revenues	288,062	58,165	5,730,783

Operating expenses:
Project development including stock based compensation of $-0-, $-0-, and $4,468,490, respectively	482,739	309,905	17,721,941
General and administrative including stock based compensation of $13,500, $-0- and $6,097,332	413,714	576,984	13,448,344
Related party license fee	-	-	1,000,000
Total operating expenses	896,453	886,889	32,170,285

Operating loss	(608,391)	(828,724)	(26,439,502)

Other income and (expense):
Gain from change in fair value of warrant liability	1,887,691	196,983	2,455,152
Other income	454	5,702	255,627
Financing related charge	-	-	(211,660)
Amortization of debt discount	-	-	(676,982)
Interest expense	-	-	(56,097)
Related party interest expense	-	-	(64,966)
Loss on extinguishment of debt	-	-	(2,818,370)
Loss on the retirement of warrants	-	-	(146,718)
Total Other income or (expense)	1,888,145	202,685	(1,264,014)

Income (loss) before income taxes	1,279,754	(626,039)	(27,703,516)
Provision for income taxes	-	-	83,147
Net Income (loss)	$1,279,754	$(626,039)	$(27,786,663)

Basic and diluted loss per common share	0.05	(0.02)
Weighted average common shares outstanding, basic and diluted	28,264,793	28,100,881

See accompanying notes to consolidated financial statements

BLUEFIRE ETHANOL FUELS, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From March 28, 2006 (inception) Through March 31,
	2010	2009	2010

Cash flows from operating activities:
Net income (loss)	$1,279,754	$(626,039)	$(27,786,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-		146,718
Gain from change in the fair value of warrant liability	(1,887,691)	(196,983)	(2,455,152)
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	13,500	-	11,351,629
Depreciation	6,229	5,789	50,363
Changes in operating assets and liabilities:			-
Accounts receivable	(13,071)	(14,570)	(13,071)
Department of Energy grant receivable	(67,611)	648,419	(274,991)
Prepaid fees to related party	-	-	-
Prepaid expenses and other current assets	(3,954)	18,562	(54,746)
Accounts payable	(65,339)	(1,257,608)	270,206
Accrued liabilities	(70,507)	(925)	174,889
Net cash used in operating activities	(808,690)	(1,423,355)	(14,914,770)

Cash flows from investing activities:
Acquisition of property and equipment	(784)	-	(212,912)

Cash flows from financing activities:

Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from Convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Debt issuance costs	(25,000)	-	(175,000)
Retirement of Aurarian warrants	-	-	(220,000)
Net cash provided by financing activities	(25,000)	-	17,137,919

Net decrease in cash and cash equivalents	(834,474)	(1,423,355)	2,010,237

Cash and cash equivalents beginning of period	2,844,711	2,999,599	-

Cash and cash equivalents end of period	$2,010,237	$1,576,244	$2,010,237

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$518	$13,700	$57,411
Income taxes	$-	$-	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements commencing in 2008 through the current date. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2010, the Company has working capital of approximately $1,900,000. Management has estimated that operating expenses for the next 12 months will be approximately $2,000,000, excluding engineering costs related to the development of bio-refinery projects. Throughout 2010, the Company intends to fund its operations with its current working capital, and proceeds from reimbursements under the Department of Energy contract. The Company expects the current resources available to them will be sufficient for a period in excess of 12 months. If necessary, management has determined that general expenditures will be reduced and additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to the Company.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was a primary capital use in prior years.

We estimate the total cost of the bio-refinery, including contingencies to be in the range of approximately $100 million to $120 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public This is due in part to a combination of significant increases in material costs on the world market from the last estimate until now, and the complexity of our first commercial deployment. At the end of 2008 and early 2009, prices for materials have declined, and we expect, that items like structural and specialty steel may continue to decline in price during 2010 with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the three months ended March 31, 2010 and 2009 and for the period from March 28, 2006 (Inception) to March 31, 2010, research and development costs included in Project Development were approximately $483,000, $310,000, and $13,253,000, respectively.

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

As of March 31, 2010, the Company’s warrant liability is considered a level 2 item, see Note 4.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of March 31, 2010, the Company had 3,287,159 options and 6,813,494 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered as dilutive under the treasury-stock method of accounting.  As of March 31, 2009, the Company had  3,287,159 options and 7,386,694 warrants, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California , which is now located in Fulton Mississippi. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.

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

To date the Company has received reimbursements of approximately $5,650,000 under these awards.

In 2009, our operations have been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Although we finalized Award 1 with a total reimbursable amount of $6,425,564, and through March 31, 2010, we have an unreimbursed amount of approximately $776,422 available to us under the award, we cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

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

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized a gain of approximately $1,868,000 and $169,000 from the change in fair value of these warrants during the quarters ended March 31, 2010 and 2009.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. Prior to October 19, 2009, the warrants were previously accounted for as a derivative liability and marked to their fair value at each reporting period in 2009. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the change in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants set to expire in August 2010, the Company recognized a gain of approximately $19,000 and $9,200 for the change in fair value of these warrants during the quarters ended March 31, 2010 and 2009, respectively.

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants quarterly using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2010	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	0.39	0.64
Expected life (years) of December 2007 issuance	2.75	3.0
Risk-free interest rate	1.82%	2.69%
Expected volatility of August 2007 issuance	117%	101%
Expected volatility of December 2007 issuance	98%	95%

Expected volatility is based primarily on historical volatility.  Historical volatility for the August 2007 and December 2007 issuances were computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants.  The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Service Agreements

As of March 31, 2010, the Company has contracts with several engineering firms. During the three months ended March 31, 2010, the Company paid approximately $157,000 to various engineering firms.

Related-Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. In October 2009 $175,000 was utilized from the line of credit and in November 2009 the balance was paid in full along with approximately $500 interest.  As of March 31, 2010, there were no amount outstanding and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock-Based Compensation under the Company’s Employee Stock Option Plan

During the three months ended March 31, 2010 and 2009, and for the period from March 28, 2006 (Inception) to March 31, 2010, the Company amortized stock-based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively.  There is no additional future compensation expense to record during the year ending December 31, 2010 based on the previous awards.

Shares Issued for Services

On August 27, 2009, the Company entered into a six-month Consulting Agreement with Mirador Consulting, Inc. Pursuant to the Agreement, the Company will receive services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration for these services, the Company will make monthly cash payments of $3,000 and has issued, or will issue, 200,000 shares of the Company’s common stock in exchange for $200. The Company valued the shares at $0.80 based upon the closing price of the Company’s common stock on the date of the agreement. Under the terms of the agreement, the shares did not have any future performance requirement nor were they cancellable. The Company expensed the entire value on the date of the agreement and recorded to general and administrative expense. Under the terms of the agreement the Company was to issue 100,000 shares on execution of the agreement and November 15, 2009. As of March 31, 2010, the Company has yet to issue the remaining 100,000 shares due to the pending negotiation of a new agreement.

During the three months ended March 31, 2010, the Company issued 37,500 shares of common stock for legal services provided. In connection with this issuance the Company recorded $13,500 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance. The Company expensed the shares on the date of issuance as the services had been provided and there was no future performance criteria.

Summarized Equity Rollforward

	Additional Paid- in Capital	Deficit Accumulated During the Development Stage

Balances at December 31, 2009	$14,033,792	$(13,394,965)

Stock issued for services	13,462	-

Net Loss	-	1,279,754

Balances at March 31, 2010	$14,047,254	$(12,115,211)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Our initial planned biorefineries in North America are projected as follows:

•
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007 to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009 we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. At the end of 2008 and early 2009, prices for materials have declined, and we expect, that items like structural and specialty steel may continue to decline in price in 2010 with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A biorefinery proposed for development and construction in conjunction with the U.S. DOE , previously located in Southern California, and now located in Fulton Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste annually to produce approximately 19 million gallons of ethanol annually ("DOE Biorefinery"). We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.  On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of March 31, 2010, BlueFire has been reimbursed approximately $5,600,000from the DOE under this award.  On or around February 23, 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for this planned biorefinery. The application, filed under the DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies, was submitted on February 15th, 2010 and serves as a phase one application in a two phase approval process. If approved, the loan guarantee will secure a substantial portion of the total costs  to construct the facility, although there is no assurance that the loan guarantee will be approved. We are in the detailed engineering phase for this project and expect to have all necessary permits for this facility by this summer, putting the Company on a path to commence construction by the end of 2010. At this time the remainder of financing for this project is yet to be determined.

•	Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

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

On May 27, 2009, we announced that Solazyme, Inc., a renewable oil production company and leading algal synthetic biology company, is testing sugars, produced through the Company’s patented process, for compatibility with its renewable oil process to produce the oil cost effectively and at scale.

On October 15, 2009, BlueFire announced the strategic relocation of its second planned biorefinery (DOE Facility) to Fulton, Mississippi.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue

Revenue for the three months ended March 31, 2010 and 2009, was approximately $380,000 and $58,000, respectively, and was primarily related to a federal grant from the United States Department of Energy, (“U.S. DOE” or “DOE”). The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the first quarter in 2010, our project development costs were approximately $483,000, compared to project development costs of $310,000 for the same period during 2009.  The increase in project development costs is due to the increased activity in the design and engineering development of the Fulton Plant.

General and Administrative Expenses

General and Administrative Expenses were approximately $414,000 for the first quarter of 2010, compared to $577,000 for the same period in 2009. The decrease in general and administrative costs is mainly due to the increased activity at the project level, mostly related to the Fulton facility.

Interest Income

Interest income for the three months ended March 31, 2010, was approximately $500, compared to $5,700 for the same period in 2009, in each case, related to funds invested. The decrease in interest income from the same period in 2009 is mainly due to the fact that our investment account balance was depleted as we used the funds in operations, and that our rate of return on the account decreased dramatically as it was tied to short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of March 31, 2010, we had cash and cash equivalents of approximately $2,000,000. However, as of May 10, 2010, the Company has approximately $2,225,000 in cash as a result of proceeds of approximately $366,000 from reimbursements under the Department of Energy contract. Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period. If necessary, management has determined that general and administrative expenditures will be reduced with measures such as a reduction of headcount, reducing employee benefits and/or salary deferral, as needed.

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

The Company is currently in discussions with potential financial and strategic sources of financing for both the Lancaster and DOE Biorefineries but no definitive agreements are in place.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.      Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

Item 1.      Legal Proceedings.

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

Item 1A.   Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2010.

Item 3.      Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.      (Removed & Reserved).

Item 5.      Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010	BLUEFIRE ETHANOL FUELS, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer Principal Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer and
Principal Accounting Officer