Form 10-Q
period 2010-06-30
Bluefire Renewables, Inc.
filed 2010-08-17
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52361

BLUEFIRE RENEWABLES, INC.
(formerly BLUEFIRE ETHANOL FUELS, INC.)
(Exact Name of Registrant in its Charter)

Nevada	20-4590982
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

31 MUSICK
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

As of August 16, 2010, there were 28,544,965 shares outstanding of the registrant’s common stock.

Item 1.      FINANCIAL STATEMENTS

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,654,282	$2,844,711
Accounts receivable	32,000	-
Department of Energy grant receivable	255,869	207,380
Department of Energy - unbilled receivables	189,558	-
Prepaid expenses	67,587	50,790
Total current assets	2,199,296	3,102,881

Debt issuance costs	189,280	150,000
Property, plant and equipment, net of accumulated depreciation of $56,326 and $44,130, respectively	504,358	167,995
Total assets	$2,892,934	$3,420,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$901,010	$335,547
Accrued liabilities	110,971	245,394
Total current liabilities	1,011,981	580,941

Long term stock liability	77,826	2,274,393
Total liabilities	1,089,807	2,855,334

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,514,965 and 28,296,965 shares issued; and 28,482,793 and 28,264,793 outstanding, as of June 30, 2010 and December 31, 2009, respectively	28,514	28,296
Additional paid-in capital	14,066,824	14,033,792
Treasury stock at cost, 32,172 shares at June 30, 2010 and December 31, 2009	(101,581)	(101,581)
Deficit accumulated during the development stage	(12,190,630)	(13,394,965)
Total stockholders’ equity	1,803,127	565,542

Total liabilities and stockholders’ equity	$2,892,934	$3,420,876

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,	From March 28, 2006 (inception) Through June 30,
	2010	2009	2010	2009	2010

Revenues:
Consulting fees	$34,125	$-	$47,196	$14,570	$115,766
Department of energy grant	141,432	67,724	416,422	111,320	5,790,573
Department of energy - unbilled grant Revenue	950	-	950	-	950
Total revenues	176,507	67,724	464,568	125,890	5,907,289

Operating expenses:
Project development	233,056	333,485	715,795	643,389	17,954,997
General and administrative	327,877	520,371	741,591	1,097,356	13,776,221
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	560,933	853,856	1,457,386	1,740,745	32,731,218

Operating loss	(384,426)	(786,132)	(992,818)	(1,614,855)	(26,823,929)

Other income and (expense):
Gain (loss) from change in fair value of warrant liability	308,876	(3,109,463)	2,196,567	(2,912,480)	2,764,028
Other income	131	1,501	586	7,203	255,759
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	-	-	-	-	(676,982)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	-	-	-	-	(64,966)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Loss on the retirements of warrants	-	-	-	-	(146,718)
Total other income and (expense)	309,007	(3,107,962)	2,197,153	(2,905,277)	(955,006)

Income (loss) before income taxes	(75,419)	(3,894,094)	1,204,335	(4,520,132)	(27,778,935)
Provision for income taxes	-	-	-	-	83,147
Net income (loss)	$(75,419)	$(3,894,094)	$1,204,335	$(4,520,132)	$(27,862,082)

Basic and diluted loss per common share	$(0.00)	$(0.14)	$0.04	$(0.16)
Weighted average common shares outstanding, basic and diluted	28,363,271	28,104,518	28,314,579	28,102,709

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	From March 28, 2006 (inception) Through June 30,
	2010	2009	2010

Cash flows from operating activities:
Net income (loss)	$1,204,335	$(4,520,132)	$(27,862,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-		146,718
Loss (gain) from change in the fair value of warrant liability	(2,196,567)	2,912,480	(2,764,028)
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	33,250	17,118	11,371,379
Depreciation	12,549	11,578	56,683
Changes in operating assets and liabilities:			-
Accounts receivable	(32,000)	-	(32,000)
Department of Energy grant receivable	(49,439)	624,290	(256,819)
Prepaid expenses and other current assets	(32,517)	2,987	(83,309)
Accounts payable	54,389	(375,280)	389,934
Accrued liabilities	(134,422)	(5,728)	110,974
License fee payable to related party	-	(970,000)	-
Net cash used in operating activities	(1,140,422)	(2,302,687)	(15,246,502)

Cash flows from investing activities:
Acquisition of property and equipment	(10,727)	-	(222,855)

Cash flows from financing activities:

Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from Convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Debt issuance costs	(39,280)	-	(189,280)
Retirement of Aurarian warrants	-	-	(220,000)
Net cash provided by financing activities	(39,280)	-	17,123,639

Net decrease in cash and cash equivalents	(1,190,429)	(2,302,687)	1,654,282

Cash and cash equivalents beginning of period	2,844,711	2,999,599	-

Cash and cash equivalents end of period	$1,654,282	$696,912	$1,654,282

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$13,700	$56,893
Income taxes	$-	$-	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$348,623	$-	$348,623

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC)
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc., a wholly-owned subsidiary of BlueFire Renewables, Inc. (formerly BlueFire Ethanol Fuels, Inc.) (“BlueFire” or the “Company”) was incorporated in the State of Nevada on March 28, 2006 (“Inception”). BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

On July 15, 2010, the board of directors of BlueFire, by unanimous written consent, approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, changing the Company’s name from BlueFire Ethanol Fuels, Inc. to BlueFire Renewables, Inc. On July 20, 2010, the Certificate of Amendment was accepted by the Secretary of State of Nevada.

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

As of June 30, 2010, the Company has working capital of approximately $1,200,000. Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These operating expenses can be reduced by approximately $250,000 by implementing certain cost cutting measures. Throughout 2010, the Company intends to fund its operations with its current working capital, and proceeds from reimbursements under the Department of Energy contract. The Company expects the current resources available to them will be sufficient for a period of approximately ten months before implementing cost cutting measures, or in excess of twelve months after such measures are implemented. Management has determined that these general expenditures will be reduced and additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to the Company.

Additionally, the Company’s proposed Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital uses in prior years.

As of June 30, 2010 the Company’s proposed plant in Fulton, Mississippi was awaiting its storm water pollution prevention plan approval. This is one of the last permits to secure before ground can be broken on the Fulton project.

We estimate the total cost of the bio-refineries, including contingencies to be in the range of approximately $300 million to $310 million for the DOE plant in Fulton, Mississippi and approximately $100 million to $120 million for the Lancaster, California plant. These cost approximations do not reflect any decrease in raw materials or any savings in construction cost that might be realized by the weak world economic environment. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the three and six months ended June 30, 2010, and for the period from March 28, 2006 (Inception) to June 30, 2010, research and development costs included in Project Development expense were approximately $233,000, $716,000 and $17,955,000,  respectively.

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

As of June 30, 2010, the Company’s warrant liability is considered a level 2 item, see Note 4.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of June 30, 2010, the Company had 3,287,159 options and 6,813,494 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered as dilutive under the treasury-stock method of accounting.  As of June 30, 2009, the Company had  3,287,159 options and 7,386,694 warrants to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718 formerly SFAS No. 123(R), “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

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

Property, Plant and Equipment

Property, plant and equipment, is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally three to seven years leasehold, except for leasehold improvements which are amortized over the lease term.  Depreciation for construction-in-progress does not commence until the asset is ready for use.  Maintenance and repairs are charged to expense as incurred.

Costs incurred relating to construction-in-progress for plant facilities are capitalized when those costs are for the active development of the facility.  Those costs include interest when such costs qualify for capitalization.  Interest capitalization ceases when the construction of a facility is complete and available for use.  During the six months ended June 30, 2010, and 2009, the Company did not capitalize any interest costs related to construction-in-progress.  When capitalized costs qualify for reimbursement under the DOE grant, the reimbursement on those costs reduces the value of construction-in-progress.

As of June 30, 2010, the Company had net construction-in-progress of $343,404 included in property, plant and equipment on the accompanying balance sheet.

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

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California, which is now located in Fulton, Mississippi. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased Award 2 to a total of $81 million for Phase II of its DOE Biorefinery project.  This is in addition to a renegotiated Phase I funding for development of the DOE Biorefinery of approximately $7 million out of the previously announced $10 million total. This brings the total eligible funds for DOE Biorefinery to approximately $88 million. The Company has completed negotiations with the DOE for Phase II of its DOE Biorefinery project and the funds have been obligated.

To date, the Company has received reimbursements of approximately $6,316,000 under these awards.

In 2009, our operations have been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Although we finalized Award 1 with a total reimbursable amount of $6,425,564, and through June 30, 2010, we have an unreimbursed amount of approximately $109,759 available to us under the award, we cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009, we adopted the provisions of Derivatives and Hedging (“ASC 815”) formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 426,800 expire August 2010.  As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. Prior to October 19, 2009, the warrants were previously accounted for as a derivative liability and marked to their fair value at each reporting period in 2009. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the change in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants set to expire in August 2010, and the 5,962,963 warrants set to expire in December 2012, the Company recognized a gain of approximately $309,000 and $2,197,000 from the change in fair value of these warrants for the three and six months ended June 30, 2010, respectively.

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

	June 30,	December 31,
	2010	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	0.14	0.64
Expected life (years) of December 2007 issuance	2.50	3.00
Risk-free interest rate	.61%	2.69%
Expected volatility of August 2007 issuance	85%	101%
Expected volatility of December 2007 issuance	98%	95%

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Service Agreements

As of June 30, 2010, the Company has contracts with several engineering firms. During the six months ended June 30, 2010, the Company paid approximately $1,030,000 to various engineering firms.

Related-Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. In October 2009, $175,000 was utilized from the line of credit and in November 2009, the balance was paid in full along with approximately $500 interest.  As of June 30, 2010, there were no amount outstanding and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

NOTE 6 -   STOCKHOLDERS’ EQUITY

Stock-Based Compensation under the Company’s Employee Stock Option Plan

During the six months ended June 30, 2010 and 2009, and for the period from March 28, 2006 (Inception) to June 30, 2010, the Company amortized stock-based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively.  There is no additional future compensation expense to record as of June 30, 2010 based on the previous awards.

Shares Issued for Services

On August 27, 2009, the Company entered into a six month consulting agreement with Mirador Consulting, Inc (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company will receive services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration for these services, the Company will make monthly cash payments of $3,000 and has issued, or will issue, 200,000 shares of the Company’s common stock in exchange for $200. The Company valued the shares at $0.80 based upon the closing price of the Company’s common stock on the date of the Consulting Agreement. Under the terms of the Consulting Agreement, the shares did not have any future performance requirement nor were they cancellable. The Company expensed the entire value on the date of the Consulting Agreement and recorded to general and administrative expense. Under the terms of the Consulting Agreement the Company was to issue 100,000 shares upon execution of the agreement and November 15, 2009. On May 24, 2010, the Company issued the remaining 100,000 shares.

During the six months ended June 30, 2010, the Company issued 118,000 shares of common stock for legal and professional services provided. In connection with this issuance the Company recorded $33,250 in legal and professional fees expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance. The Company expensed the shares on the date of issuance as the services had been provided and there was no future performance criteria.

NOTE 7 –SUBSEQUENT EVENT

On July 15, 2010, the Company renewed all of its existing Directors’ appointments, as well as electing a new Director and issued 6,000 shares to each and paid $5,000 to the three outside members. Pursuant to the Board of Director agreements, the Company's in-house board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $7,200 based on the fair market value of the Company's common stock of $0.24 on the date of the grant.

On July 15, 2010, the board of directors of BlueFire, by unanimous written consent, approved the filing of a Certificate of Amendment to the Company's Articles of Incorporation with the Secretary of State of Nevada, changing the Company's name from BlueFire Ethanol Fuels, Inc. to BlueFire Renewables, Inc. On July 20, 2010, the Certificate of Amendment was accepted by the Secretary of State of Nevada.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by the Bluefire Renewables, Inc. (“Bluefire” or the “Company”) from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our initial planned biorefineries in North America are projected as follows:

•
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009, we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. At the end of 2008 and early 2009, prices for materials have declined, and we expect, that items like structural and specialty steel may continue to decline in price in 2010 with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A biorefinery proposed for development and construction in conjunction with the U.S. DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste annually to produce approximately 19 million gallons of ethanol annually (“DOE Biorefinery”). We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.  On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of June 30, 2010, BlueFire has been reimbursed approximately $6,316,000 from the DOE under this award.  On or around February 23, 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for this planned biorefinery. The application, filed under the DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies, was submitted on February 15, 2010, and serves as a phase one application in a two phase approval process. If approved, the loan guarantee will secure a substantial portion of the total costs  to construct the facility, although there is no assurance that the loan guarantee will be approved. We are in the detailed engineering phase for this project and expect to have all necessary permits for this facility by this summer, putting the Company on a path to commence construction by the end of 2010. At this time the remainder of financing for this project is yet to be determined.

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

During the first half on 2010, BlueFire continued to develop the engineering package for the DOE Facility, and completed the Front-End Loading (FEL) 2 stage of engineering for the DOE Facility. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). BlueFire is currently working on completing the FEL-3 engineering for the DOE facility that will ready the facility for construction.

There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3
* Material Balance	* Preliminary Equipment Design	* Detailed Engineering
* Energy Balance	* Preliminary Layout	* Purchase Ready Major Equipment Specifications
* Project Charter	* Preliminary Schedule	* Definitive Estimate
	* Preliminary Estimate	* Project Execution Plan
* Preliminary 3D Model
* Electrical Equipment List
* Line List
* Instrument Index

On July 15, 2010, BlueFire announced the appointment of Roger L. Petersen to its Board of Directors. Roger L. Petersen, age 59, currently serves as the President of Montana Horizons, LLC, a Montana limited liability company which he founded in 2006, that provides support for utility mergers and acquisitions and energy development projects. From 1995 to 2006, Mr. Petersen served as the President of PPL Development Company, a wholly-owned subsidiary of PPL Corporation (NYSE: PPL) (“PPL”), which focused on corporate growth through asset acquisition and corporate mergers. From 2001 to 2003, Mr. Petersen served as the President of PPL Global, Inc, a wholly-owned subsidiary of PPL, which managed all international acquisitions and operations for PPL. From 1999 to 2001, Mr. Petersen served as President and Chief Executive Officer of PPL Montana, LLC, a wholly-owned subsidiary of PPL, which operates coal-fired and hydroelectric generating facilities at 13 sites in the State of Montana. Mr. Petersen also served as the Vice President and Chief Executive Officer of PPL Global, Inc, a wholly-owned subsidiary of PPL, from 1995 to 1998, which developed and acquired assets in the United Kingdom, Chile, El Salvadore, Peru, Bolivia, and the United States.  He served on several corporate boards in the United Kingdom, Chile and El Salvador. Prior to joining PPL, he was Vice President of Operations for Edison Mission Energy, a subsidiary of Edison International, and held various engineering and project management positions at Fluor Engineers and Constructors.  Mr. Petersen earned his B.S. in Mechanical engineering from South Dakota State University and his Masters of Engineering from California Polytechnic Institute.

On July 15, 2010, the board of directors of BlueFire, by unanimous written consent, approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, changing the Company’s name from BlueFire Ethanol Fuels, Inc. to BlueFire Renewables, Inc. Our Board of Directors and management believe that changing our name to BlueFire Renewables, Inc. more accurately reflects our primary business plan expanding the focus from just building cellulosic ethanol projects to include other advanced biofuels, biodiesel, and other drop-in biofuels as well as synthetic lubricants. On July 20, 2010, the Certificate of Amendment was accepted by the Secretary of State of Nevada.

RESULTS OF OPERATIONS

Three months Ended June 30, 2010 Compared to the three months Ended June 30, 2009

Revenue

Revenue for the three months ended June 30, 2010 and 2009, was approximately $177,000 and $68,000, respectively, and was primarily related to a federal grant from the United States Department of Energy, (“U.S. DOE” or “DOE”). The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the three months ended June 30, 2010, our project development costs were approximately $233,000, compared to project development costs of $333,000 for the same period during 2009.  The decrease in project development costs is mainly due to the commencement of capitalized costs related to the Fulton facility.

General and Administrative Expenses

General and Administrative Expenses were approximately $328,000 for the three months ended June 30, 2010, compared to $520,000 for the same period in 2009. The decrease in general and administrative costs is mainly due to the increased activity at the project level, mostly related to the Fulton facility.

Interest Income

Interest income for the three months ended June 30, 2010, was approximately $130, compared to $1,500 for the same period in 2009, in each case, related to funds invested. The decrease in interest income from the same period in 2009 is mainly due to the fact that our investment account balance was depleted as we used the funds in operations, and that our rate of return on the account decreased dramatically as it was tied to short-term interest rates.

Six months Ended June 30, 2010 Compared to the six months Ended June 30, 2009

Revenue

Revenue for the six months ended June 30, 2010 and 2009, was approximately $465,000 and $126,000, respectively, and was primarily related to a federal grant from the United States Department of Energy, (“U.S. DOE” or “DOE”). The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the six months ended June 30, 2010, our project development costs were approximately $716,000, compared to project development costs of $643,000 for the same period during 2009.  The increase in project development costs is due to the increased activity in the design and engineering development of the Fulton Plant in the first quarter prior to commencement of capitalization.

General and Administrative Expenses

General and Administrative Expenses were approximately $742,000 for the six months ended June 30, 2010, compared to $1,097,000 for the same period in 2009. The decrease in general and administrative costs is mainly due to the increased activity at the project level, mostly related to the Fulton facility.

Interest Income

Interest income for the six months ended June 30, 2010, was approximately $600, compared to $7,200 for the same period in 2009, in each case, related to funds invested. The decrease in interest income from the same period in 2009 is mainly due to the fact that our investment account balance was depleted as we used the funds in operations, and that our rate of return on the account decreased dramatically as it was tied to short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of June 30, 2010, we had cash and cash equivalents of approximately $1,625,000. However, as of August 15, 2010, the Company has approximately $1,694,000 in cash as a result of proceeds of approximately $324,000 from reimbursements under the Department of Energy contract. Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These operating expenses can be reduced by approximately $250,000 by implementing certain cost cutting measures including a reduction of headcount, reducing employee benefits and/or salary deferral, as needed. Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period by implementing these cost cutting measures.

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

Item 4.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2010.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.      (REMOVED & RESERVED)

Item 5.      OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott, Principal Accounting Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Arnold Klann, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher Scott, Principal Accounting Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2010	BLUEFIRE RENEWABLES, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer