Form 10-Q
period 2010-09-30
Bluefire Renewables, Inc.
filed 2010-11-16
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 28,544,965 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

Item 1.      FINANCIAL STATEMENTS

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$517,716	$2,844,711

Department of Energy grant receivable	148,181	207,380
Department of Energy - unbilled receivables	261,369	-
Prepaid expenses	39,176	50,790
Total current assets	966,442	3,102,881

Loan guarantee program costs	498,211	150,000
Property, plant and equipment, net of accumulated depreciation of $62,813 and $44,130, respectively	882,691	167,995
Total assets	$2,347,344	$3,420,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,040,374	$335,547
Accrued liabilities	127,968	245,394
Total current liabilities	1,168,342	580,941

Long term stock liability	925,007	2,274,393
Total liabilities	2,093,349	2,855,334

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,544,965 and 28,296,965 shares issued; and 28,512,793 and 28,264,793 outstanding, as of September 30, 2010 and December 31, 2009, respectively	28,544	28,296
Additional paid-in capital	14,073,993	14,033,792
Treasury stock at cost, 32,172 shares at September 30, 2010 and December 31, 2009	(101,581)	(101,581)
Deficit accumulated during the development stage	(13,746,961)	(13,394,965)
Total stockholders’ equity	253,995	565,542

Total liabilities and stockholders’ equity	$2,347,344	$3,420,876

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the Nine Months ended September 30,	For the Nine Months ended September 30,	From March 28, 2006 (inception) Through September 30,
	2010	2009	2010	2009	2010

Revenues:
Consulting fees	$-	$-	$47,196	$14,570	$115,766
Department of energy grant	74,787	3,979,943	491,209	4,091,263	5,865,860
Department of energy - unbilled grant Revenue	-	-	-	-	-
Total revenues	74,787	3,979,943	538,405	4,105,833	5,981,126

Operating expenses:
Project development	241,161	303,803	956,956	947,192	18,196,158
General and administrative	543,295	702,142	1,283,935	1,799,498	14,318,565
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	784,456	1,005,945	2,240,891	2,746,690	33,514,723

Operating income (loss)	(709,669)	2,973,998	(1,702,486)	1,359,143	(27,533,597)

Other income and (expense):
Gain (loss) from change in fair value of warrant liability	(847,181)	1,095,919	1,349,386	(1,816,561)	1,916,847
Other income	519	161	1,104	7,364	256,277
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	-	-	-	-	(676,982)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	-	(173)	-	(173)	(64,966)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Loss on the retirements of warrants	-	-	-	-	(146,718)
Total other income and (expense)	(846,662)	1,095,907	1,350,490	(1,809,370)	(1,801,669)

Income (loss) before income taxes	(1,556,331)	4,069,905	(351,996)	(450,227)	(29,335,266)
Provision for income taxes	-	-	-	-	83,147
Net income (loss)	$(1,556,331)	$4,069,905	$(351,996)	$(450,227)	$(29,418,413)

Basic and diluted income (loss) per common share	$(0.05)	$0.14	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	28,507,902	28,142,945	28,381,276	28,116,271

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	From March 28, 2006 (inception) Through September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(351,996)	$(450,227)	$(29,418,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-		146,718
Loss (gain) from change in the fair value of warrant liability	(1,349,386)	1,816,561	(1,916,847)
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Share-based compensation	40,449	221,804	11,378,578
Depreciation	19,036	17,367	63,170
Changes in operating assets and liabilities:			-
Accounts receivable	-	-	-
Department of Energy grant receivable	59,199	(3,287,929)	(148,181)
Prepaid expenses and other current assets	11,614	1,144	(39,178)
Accounts payable	343,454	(398,115)	678,999
Accrued liabilities	(117,426)	(22,293)	127,970
License fee payable to related party	-	(970,000)	-
Net cash used in operating activities	(1,345,056)	(3,071,688)	(15,451,136)

Cash flows from investing activities:
Acquisition of property and equipment	633,728	-	845,856
Net cash used in investing activities	(633,728)	-	(845,856)

Cash flows from financing activities:

Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	175,000	116,000
Repayment of related party notes payable	-	-	(116,000)
Loan guarantee program costs	(348,211)	-	(498,211)
Retirement of Aurarian warrants	-	-	(220,000)
Net cash provided by (used in) financing activities	(348,211)	175,000	16,814,708

Net decrease in cash and cash equivalents	(2,326,995)	(2,896,688)	517,716

Cash and cash equivalents beginning of period	2,844,711	2,999,599	-

Cash and cash equivalents end of period	$517,716	$102,911	$517,716

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$	$56,893
Income taxes	$-	$14,500	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$100,004	$-	$100,004

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC)
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc., a wholly-owned subsidiary of BlueFire Renewables, Inc. (formerly BlueFire Ethanol Fuels, Inc.) (collectively “BlueFire” or the “Company”) was incorporated in the State of Nevada on March 28, 2006 (“Inception”). BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

As of September 30, 2010, the Company has a negative working capital of approximately $202,000. Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2010, the Company intends to fund its operations with reimbursements under the Department of Energy contract, as well as seek additional funding in the form of equity or debt. The Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s proposed Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital uses in prior years.

As of September 30, 2010 the Company’s proposed plant in Fulton, Mississippi was awaiting its storm water pollution prevention plan approval. This is one of the last permits to secure before ground can be broken on the Fulton project.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the DOE plant in Fulton, Mississippi and approximately $100 million to $125 million for the Lancaster, California plant. These cost approximations do not reflect any decrease in raw materials or any savings in construction cost that might be realized by the weak world economic environment. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year.

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

Loan Guarantee Program Costs

We submitted an application for a $250 million dollar loan guarantee for our planned biorefinery in Mississippi. The application provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies, was submitted on February 15, 2010, and serves as a phase one application in a two phase approval process. If approved, the loan guarantee will secure a substantial portion of the total costs to construct the facility, although there is no assurance that the loan guarantee will be approved. We are in the detailed engineering phase for this project and expect to have all necessary permits for this facility by the end of the year, putting the Company on a path to commence construction shortly after the remainder of financing is secured. We estimate the total cost including contingencies to be in the range of approximately $300 million which includes an approximately $100 million biomass power plant as part of the facility.

We incurred costs directly related to the financing arrangement for this project of approximately $500,000.  Such costs are capitalized and will be amortized to interest expense when, and if, the financing is completed.  In the event the financing is unsuccessful, we will re-characterize these costs to expense.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the three and nine  months ended September 30, 2010, and for the period from March 28, 2006 (Inception) to September 30, 2010, research and development costs included in Project Development expense were approximately $241,000, $957,000  and $18,196,000, respectively.

Fair Value of Financial Instruments

On January 1, 2009, the Company adopted Accounting Standards Codification “ASC” 820 (“ASC 820”) Fair Value Measurements and Disclosures.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

As of September 30, 2010, the Company’s warrant liability is considered a level 2 item, see Note 4.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  As of September 30, 2010, the Company had 3,287,159 options and 6,386,694 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered as dilutive under the treasury-stock method of accounting.  As of September 30, 2009, the Company had  approximately 3,287,000 options and 7,487,000 warrants to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718 Compensation – Stock Compensation. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Property, Plant and Equipment

Property, plant and equipment, is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally three to seven years, except for leasehold improvements which are amortized over the lease term.  Depreciation for construction-in-progress does not commence until the asset is ready for use.  Maintenance and repairs are charged to expense as incurred.

Costs incurred relating to construction-in-progress for plant facilities are capitalized when those costs are for the active development of the facility.  Those costs include interest when such costs qualify for capitalization.  Interest capitalization ceases when the construction of a facility is complete and available for use.  During the nine months ended September 30, 2010, and 2009, the Company did not capitalize any interest costs related to construction-in-progress.  When capitalized costs qualify for reimbursement under the DOE grant, the reimbursement on those costs reduces the value of construction-in-progress.

As of September 30, 2010, the Company had net construction-in-progress of $728,224 included in property, plant and equipment on the accompanying balance sheet.

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

To date, the Company has received reimbursements of approximately $7,201,000 under these awards.

In 2009 and 2010, our operations have been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1and 2 consist of a total reimbursable amount of $87,560,000, and through September 30, 2010, we have an unreimbursed amount of approximately $80,359,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009, we adopted the provisions of ASC 815 Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012, 426,800 expired August 2010, and 673,200 were cancelled in October 2009.  As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. Prior to October 19, 2009, the warrants were previously accounted for as a derivative liability and marked to their fair value at each reporting period in 2009. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the change in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants that expired in August 2010, and the 5,962,963 warrants set to expire in December 2012, the Company recognized a loss of approximately $847,000 and a gain of approximately $1,349,000  from the change in fair value of these warrants for the three and nine months ended September 30, 2010, respectively.

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

	September 30,	December 31,
	2010	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	N/A	0.64
Expected life (years) of December 2007 issuance	2.25	3.00
Risk-free interest rate	0.61%	2.69%
Expected volatility of August 2007 issuance	N/A	101%
Expected volatility of December 2007 issuance	122%	95%

Expected volatility is based primarily on historical volatility.  Historical volatility for the August 2007 and December 2007 issuances were computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants. Management believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Professional Service Agreements

As of September 30, 2010, the Company has contracts with several engineering firms. During the nine months ended September 30, 2010, the Company paid approximately $1,905,000 to various engineering firms.

Related-Party Line of Credit

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. In October 2009, $175,000 was utilized from the line of credit and in November 2009, the balance was paid in full along with approximately $500 interest.  As of September 30, 2010, the line of credit is cancelled and thus no funds are available.

NOTE 6 -   STOCKHOLDERS’ EQUITY

Stock-Based Compensation under the Company’s Employee Stock Option Plan

During the nine months ended September 30, 2010 and 2009, and for the period from March 28, 2006 (Inception) to September 30, 2010, the Company recognized stock-based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively.  There is no additional future compensation expense to record as of September 30, 2010 based on the previous awards.

On July 15, 2010, the Company renewed all of its existing Directors’ appointments, as well as electing a new Director and issued 6,000 shares to each and paid $5,000 to each of the three outside members. Pursuant to the Board of Director agreements, the Company's in-house board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $7,200 based on the fair market value of the Company's common stock of $0.24 on the date of the grant. The value was expensed upon the date of grant due to no future performance requirements.

Shares Issued for Services

On August 27, 2009, the Company entered into a six month consulting agreement with Mirador Consulting, Inc (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company received services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration for these services, the Company made monthly cash payments of $3,000 and issued 200,000 shares of the Company’s common stock in exchange for $200. The Company valued the shares at $0.80 based upon the closing price of the Company’s common stock on the date of the Consulting Agreement. Under the terms of the Consulting Agreement, the shares did not have any future performance requirement nor were they cancellable. The Company expensed the entire value on the date of the Consulting Agreement and recorded to general and administrative expense. Under the terms of the Consulting Agreement the Company was to issue 100,000 shares upon execution of the agreement and November 15, 2009. On May 24, 2010, the Company issued the remaining 100,000 shares.

During the nine months ended September 30, 2010, the Company issued 118,000 shares of common stock for legal and professional services provided. In connection with this issuance the Company recorded $33,250 in legal and professional fees expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance. The Company expensed the shares on the date of issuance as the services had been provided and there were no future performance criteria.

NOTE 7 –SUBSEQUENT EVENT

On October 5, 2010, the Company announced that it has finalized and signed an Engineering, Procurement and Construction (“EPC”) contract for its planned DOE Biorefinery in Fulton, Mississippi.  The facility will be engineered and built by Wanzek Construction, Inc., a wholly owned subsidiary of MasTec, Inc. (NYSE:MTZ - News), for a fixed price of $296 million which includes an approximately $100 million biomass power plant as part of the facility. The contract was negotiated in a manner to be appealing for non-recourse project bank financing and serves as a final key project contract agreement to move forward with both the DOE and USDA Loan Guarantee Programs.

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

Our initial planned biorefineries in North America are projected as follows:

•
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009, we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total construction cost to be in the range of approximately $100 million to $125 million for this first plant. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. At the end of 2008 and early 2009, prices for materials have declined, and we expect, that items like structural and specialty steel may continue to decline in price in 2010 with other materials of construction following suit. The cost approximations above do not reflect any decrease in raw materials or any savings in construction cost. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A biorefinery proposed for development and construction in conjunction with the U.S. Department of Energy (“DOE”), previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste annually to produce approximately 19 million gallons of ethanol annually (“DOE Biorefinery”). We have received an Award from the DOE of up to $40 million for the Facility. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.  On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 30, 2010, BlueFire has been reimbursed approximately $7,201,000 from the DOE under this award.  On or around February 23, 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for this planned biorefinery. The application, filed under the DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies, was submitted on February 15, 2010, and serves as a phase one application in a two phase approval process. If approved, the loan guarantee will secure a substantial portion of the total costs to construct the facility, although there is no assurance that the loan guarantee will be approved. On September 10, 2010, we submitted the phase two application, which is only allowed after the initial phase one application is deemed to have met the initial threshold requirements fo the loan guarantee program. We are in the detailed engineering phase for this project and expect to have all necessary permits for this facility by the end of 2010, putting the Company on a path to commence construction shortly after the remainder of financing is secured. We estimate the total construction cost to be in the range of approximately $300 million which includes an approximately $100 million biomass power plant as part of the facility.

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

•
The Energy Policy Act of 2005 provides for grants and loan guarantee programs to incentivize the growth of the cellulosic ethanol market. These programs include a Cellulosic Biomass Ethanol and Municipal Solid Waste Guarantee Program under which the DOE could provide loan guarantees up to $250 million per qualified project. BlueFire plans to pursue all available opportunities within the Energy Policy Act of 2005.

•
The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Biorefineries, and loan guarantees for commercial scale Biorefineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill.

•	Utilize proceeds from reimbursements under the DOE contract.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

In 2010, BlueFire continued to develop the engineering package for the DOE Facility, and completed the Front-End Loading (FEL) 2 stage of engineering for the DOE Facility. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). BlueFire is currently working on completing the FEL-3 engineering for the DOE facility that will ready the facility for construction.

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

On August 4, 2010, the Company submitted a loan guarantee request to the USDA for $250 million for the DOE Biorefinery. The application is under review to determine if it meets the requirements set forth in the Section 9003 Loan Guarantee program. No time line is available for response on the application.

On September 10, 2010, the Company submitted the phase two application under the DOE Loan Guarantee Program. This phase requires more detail on contracts and engineering as well as environmental and general program requirements. This application was submitted pursuant to a letter the Company received during the third quarter inviting the Company to submit a phase two application. A phase two submittal is allowed only after the initial phase one application is deemed to have met the initial threshold requirements for the loan guarantee program.

On September 20, 2010, the Company announced an off-take agreement with Tenaska BioFuels, LLC (“TBF”) for the purchase and sale of all ethanol produced at the Company’s planned DOE Biorefinery. Pricing of the 15-year contract follows a market-based formula structured to capture the premium allowed for cellulosic ethanol compared to corn-based ethanol giving the Company a credit worthy contract to support financing of the project.  Despite the long-term nature of the contract, the Company is not precluded from the upside in the coming years as fuel prices rise. TBF, a marketing affiliate of Tenaska, provides procurement and marketing, supply chain management, physical delivery, and financial services to customers in the agriculture and energy markets, including the ethanol and biodiesel industries.  In business since 1987, Tenaska is one of the largest independent power producers.

On September 20, 2010, the Company announced a contract with Cooper Marine & Timberlands to provide feedstock for the Company’s planned DOE Biorefinery for a period of up to 15 years. Under the agreement, Cooper Marine & Timberlands ("CMT") will supply the project with all of the feedstock required to produce approximately 19-million gallons of ethanol per year from locally sourced cellulosic materials such as wood chips, forest residual chips, pre-commercial thinnings and urban wood waste such as construction waste, storm debris, land clearing; or manufactured wood waste from furniture manufacturing. Under the Agreement, CMT will pursue a least-cost strategy for feedstock supply made possible by the project site's proximity to feedstock sources and the flexibility of BlueFire's process to use a wide spectrum of cellulosic waste materials in pure or mixed forms. CMT, with several chip mills in operation in Mississippi and Alabama, is a member company of Cooper/T. Smith one of America's oldest and largest stevedoring and maritime related firms with operations on all three U.S. coasts and foreign operations in Central and South America.

RESULTS OF OPERATIONS

Three months Ended September 30, 2010 Compared to the three months Ended September 30, 2009

Revenue

Revenue for the three months ended September 30, 2010 and 2009, was approximately $75,000 and $3,980,000, respectively, and was primarily related to a federal grant from the DOE. The decrease in revenue for this time period is primarily attributable to a September 2009 one-time $3.8 million DOE receivable representing reimbursements for expenditures from 2007 through the nine months of 2009. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the three months ended September 30, 2010, our project development costs were approximately $241,000, compared to project development costs of $304,000 for the same period during 2009.  The decrease in project development costs is mainly due to the commencement of capitalized costs related to the Fulton facility.

General and Administrative Expenses

General and Administrative Expenses were approximately $543,000 for the three months ended September 30, 2010, compared to $702,000 for the same period in 2009. The decrease in general and administrative costs is mainly due to the increased activity at the project level, mostly related to the Fulton facility.

Interest Income

Interest income for the three months ended September 30, 2010, was approximately $520, compared to $160 for the same period in 2009, in each case, related to funds invested. The increase in interest income from the same period in 2009 is mainly due an average higher cash balance for the three months ended September 30, 2010 as compared to the same period in 2009.

Nine months Ended September 30, 2010 Compared to the nine months Ended September 30, 2009

Revenue

Revenue for the nine months ended September 30, 2010 and 2009, was approximately $538,000 and $4,106,000, respectively, and was primarily related to a federal grant from the DOE.  The decrease in revenue for this time period is primarily attributable to a September 2009 one-time $3.8 million DOE receivable representing reimbursements for expenditures from 2007 through the nine months of 2009. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. In addition, reimbursements from the DOE that relate to construction-in-progress are netted against construction-in-progress (contra-asset) instead of being recorded as revenue.  The Company was not capitalizing construction-in-progress during the 2009 year.

Project Development

For the nine months ended September 30, 2010, our project development costs were approximately $957,000, compared to project development costs of $947,000 for the same period during 2009.  The increase in project development costs is due to the increased activity in the design and engineering development of the Fulton Plant in the first quarter prior to commencement of capitalization.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,284,000 for the nine months ended September 30, 2010, compared to $1,799,000 for the same period in 2009. The decrease in general and administrative costs is mainly due to the increased activity at the project level, mostly related to the Fulton facility.

Interest Income

Interest income for the nine months ended September 30, 2010, was approximately $1,100, compared to $7,400 for the same period in 2009, in each case, related to funds invested. The decrease in interest income from the same period in 2009 is mainly due to the fact that our investment account balance was depleted as we used the funds in operations, and that our rate of return on the account decreased dramatically as it was tied to short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents. Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Biorefinery projects, for capital expenditures and general corporate expenses. As of September 30, 2010, we had cash and cash equivalents of approximately $518,000. However, as of November 15, 2010, the Company has approximately $98,000 in cash. Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects, and assuming no further cost cutting measures are taken. Management is currently implementing cost cutting measure including a reduction of headcount, reducing employee benefits and/or salary deferral, as needed. Management does not believe that the Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period unless we implement significant cost cutting measures.

We require the raising of additional funds from future equity and/or debt offerings, current and future grant opportunities to meet our liquidity needs going forward.  Management believes that without raising additional financing and taking significant cost cutting measures that the Company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and we are not successful in obtaining the financing, the Company may not continue to function as a going concern.

In addition to the above, as our biorefinery projects develop to the point of construction, we anticipate significant purchases of long lead time item equipment for construction.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended September 30, 2010.

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

Dated: November 16, 2010	BLUEFIRE RENEWABLES, INC.

/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

/s/ Christopher Scott
Christopher Scott
Chief Financial Officer