Form 10-K
period 2010-12-31
Bluefire Renewables, Inc.
filed 2011-04-07
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52361

BLUEFIRE RENEWABLES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	20-4590982
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31 MUSICK IRVINE, CA 92618
(Address of principal executive offices)

(949) 588-3767
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant’s revenues for its most recently completed fiscal year was approximately $670,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on a closing price of $0.18 was approximately $2,300,000.   As of April 6, 2011, the registrant had 29,673,971 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

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

•      the availability of additional capital to support capital improvements and development, and

•      other factors discussed under the section entitled “Risk Factors” or elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1.  Business.

As used in this annual report, “we”, “us”, “our”, “Bluefire”, “Company” or “our company” refers to Bluefire Renewables, Inc.

Our Company

We are BlueFire Renewables, Inc., a Nevada corporation. Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or biorefineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to biorefineries worldwide. Our biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology. We may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc, a Nevada corporation, to accelerate our deployment of the Arkenol Technology.

Company History

We are a Nevada corporation that was initially organized as Atlanta Technology Group, Inc., a Delaware corporation, on October 12, 1993. The Company was re-named Docplus.net Corporation on December 31, 1998, and further re-named Sucre Agricultural Corp. (“Sucre”) and re-domiciled as a Nevada corporation on March 6, 2006.  Finally, on May 24, 2006, in anticipation of the reverse merger by which it would acquire BlueFire Ethanol, Inc. (“BlueFire Ethanol”), a privately held Nevada corporation organized on March 28, 2006, as described below, the Company was re-named to BlueFire Ethanol Fuels, Inc.

On June 27, 2006, the Company completed a reverse merger (the “Reverse Merger”) with BlueFire Ethanol.  At the time of Reverse Merger, the Company was a blank-check company and had no operations, revenues or liabilities. The only asset possessed by the Company was $690,000 in cash which continued to be owned by the Company at the time of the Reverse Merger. In connection with the Reverse Merger, the Company issued BlueFire Ethanol 17,000,000 shares of common stock, approximately 85% of all of the outstanding common stock of the Company, for all the issued and outstanding BlueFire Ethanol common stock. The Company stockholders retained 4,028,264 shares of Company common stock.  As a result of the Reverse Merger, BlueFire Ethanol became our wholly-owned subsidiary.  On June 21, 2006, prior to and in anticipation of the Reverse Merger, Sucre sold 3,000,000 shares of common stock to two related investors in a private offering of shares pursuant to Rule 504 for proceeds of $1,000,000.

On July 20, 2010, the Company changed its name to BlueFire Renewables, Inc. to more accurately reflect our primary business plan expanding the focus from just building cellulosic ethanol projects to include other advanced biofuels, biodiesel, and other drop-in biofuels as well as synthetic lubricants.

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On April 6, 2011, the closing price of our Common Stock was $0.43 per share.

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

Ark Energy

BlueFire may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation to accelerate BlueFire’s deployment of the Arkenol Technology. The opportunities consist of ARK Energy’s previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to us and we valued these business assets based on management’s best estimates as to its actual costs of development. In the event we successfully finance the construction of a project that utilizes any of the transferred assets from ARK Energy, we are required to pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. We did not incur the costs of a third party valuation but based our valuation of the assets acquired by (i) an arms-length review of the value assigned by ARK Energy to the opportunities are based on the actual costs it incurred in developing the project opportunities, and (ii) anticipated financial benefits to us.

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

Development Stage Biorefinery Projects

We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Briderson Engineering, Inc. (“Brinderson”) provided the preliminary design package, while Briderson completed the detailed engineering design for our Lancaster Biorefinery, as defined below. We feel this completed design should provide the blueprint for subsequent plant constructions. In 2010, MasTec in conjunction with Zachary Engineering completed the detailed engineering design for our planned Fulton Mississippi plant, also known as the DOE Project, or the Fulton Project.

We intend to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site, which is located in Lancaster, California (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility. The Los Angeles County Planning Commission issued a Conditional Use Permit for the Lancaster Project in July of 2008.  However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009 we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing.

In 2009, BlueFire completed the engineering package for the Lancaster Biorefinery, and finalized the Front-End Loading (“FEL”) 3 stage of engineering for the Lancaster Biorefinery. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3

* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications
* Energy Balance	* Preliminary Layout	* Definitive Estimate
* Project Charter	* Preliminary Schedule	* Project Execution Plan
	* Preliminary Estimate	* Preliminary 3D Model
* Electrical Equipment List
* Line List
* Instrument Index

We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2011 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates.

The uncertainties of the world credit markets from 2008 to present caused a delay in the financing we needed to enable placement of equipment orders for the construction of our Lancaster Biorefinery, which would allow us to achieve a sustainable construction schedule after breaking ground. Hence, to insure a timely and continuous construction of the project, BlueFire’s board of directors determined it is prudent to delay Lancaster’s groundbreaking until all the necessary funds are in place. Project activities have advanced to a point that once credit is available, orders can be immediately placed and construction started. We remain optimistic in being able to raise the additional capital necessary once the capital markets normalize. This project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. We are currently in discussions with potential sources of financing for this facility, but no definitive agreements are in place. In 2009 the Company filed for a loan guarantee with the U.S. Department of Energy (“DOE”) for this project, under DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies (“DOE LGPO”), and although the Company was hopeful of being able to secure the guarantee, in 2010, the Company was informed that the loan guarantee was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi, as defined below.

We are also developing a facility for construction in a joint effort with the DOE. This facility will be located in Fulton, Mississippi and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of March 31, 2011, BlueFire has been reimbursed approximately $8,639,000 from the DOE under this award.  In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine and Timberlands Corporation (“Cooper Marine”), (b) off-take for the ethanol of the facility with Tenaska Biofuels LLC (“Tenaska”), and (c) the construction of the facility with MasTec North America Inc (“MasTec”). Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”).

Between the two proposed facilities (Lancaster, CA and Fulton, MS) we expect them to create more than 1,000 construction/manufacturing jobs and, once in operation, more than 100 new operations and maintenance jobs.

The Company is simultaneously researching and considering other suitable locations for other similar bio-refineries.

Status of Publicly Announced New Products and Services

On December 11, 2008, BlueFire announced a Professional Services Agreement (“PSA”) with Ubiex, Inc. a South Korean development company.  Under the PSA, BlueFire will provide the preliminary engineering design package and technical support for Ubiex, Inc.

Distribution Methods of Products or Services

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants. For example, we will enter into an agreement with an existing refiner or blender to purchase the ethanol and sell it into the Southern California, and Mississippi transportation fuels market. Ethanol is currently mandated at a blend level of 10% nationwide which represents an approximately 26+ billion gallon per year market. We are also exploring the potential of onsite blending of E85 (85% Ethanol, 15% gasoline) and direct marketing to fueling stations. There are approximately 2,400 E85 fueling stations in the United States.

Competition

Most of the approximately 13+ billion gallons of ethanol supply in the United States is derived from corn according to the Renewable Fuels Association (“RFA”) website (HTTP://WWW.ETHANOLRFA.ORG/) and as of January 2011 is produced at approximately 204 facilities, ranging in size from 300,000 to 130 million gallons per year, located predominately in the corn belt in the Midwest.

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

Industry Overview

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 (Energy Act of 2007).  The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallon of which must come from cellulosic derived fuel.  Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

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

On February 13, 2009, Congress passed the American Recovery and Reinvestment Act of 2009 at the urging of President Obama, who signed it into law four days later (“ARRA”). A direct response to the economic crisis, the Recovery Act has three immediate goals:

•	Create new jobs and save existing ones;

•	Spur economic activity and invest in long-term growth; and

•	Foster unprecedented levels of accountability and transparency in government spending.

The Recovery Act intends to achieve those goals by:

•	Providing $288 billion in tax cuts and benefits for millions of working families and businesses;

•	Increasing federal funds for education and health care as well as entitlement programs (such as extending unemployment benefits) by $224 billion;

•	Making $275 billion available for federal contracts, grants and loans; and

•	Requiring recipients of Recovery funds to report quarterly on how they are using the money. All the data is posted on Recovery.gov so the public can track the Recovery funds.

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

Studies published by the Renewable Fuel Association indicate that approximately 13.5 billion gallons of ethanol was consumed in 2010 in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

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

During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 13.5 billion gallons per year in 2010. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

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

Dependence on One or a Select Few Major Customers

We have signed a definitive agreement with Tenaska for the off-take of our Fulton Project, which allows Tenaska to exclusively market all ethanol produced at this facility.  See “DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.”

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology.  Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sub-licensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. As of March 31, 2010, we paid Arkenol in full for the initial $1,000,000 fee.  At this time, no other amounts are due under this license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

Need for Governmental Approval of Principal Products or Services

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

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Before this, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. The bill created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended. Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol. VEETC is scheduled to expire in 2013. The 2008 Farm Bill amended this credit: Starting the year after 7.5 billion gallons of ethanol are produced and/or imported in the United States, the value of the credit will be lowered to 45 cents per gallon which occured in 2008, and lead to a reduction in the credit starting in 2009. VEETC was scheduled to expire on December 31, 2010, but extended by congress until December 31, 2011, pending structural law changes.

The Energy Policy Act of 2005 established a renewable fuel standard (RFS) to increase in the supply of alternative sources for automotive fuels. The RFS was expanded by the Energy Independence and Security Act of 2007. The RFS requires the blending of renewable fuels (including ethanol and biodiesel) in transportation fuel. In 2008, fuel suppliers must blend 9.0 billion gallons of renewable fuel into gasoline; this requirement increases annually to 36 billion gallons in 2022. The expanded RFS also specifically mandates the use of “advanced biofuels”—fuels produced from non-corn feedstocks and with 50% lower lifecycle greenhouse gas emissions than petroleum fuel—starting in 2009. Of the 36 billion gallons required in 2022, at least 21 billion gallons must be advanced biofuel. There are also specific quotas for cellulosic biofuels and for biomass-based diesel fuel. In February 2011, EPA issued a final rule on the RFS 2 program detailing compliance standards for fuel suppliers, as well as a system to trade renewable fuel credits between suppliers. Contained within RFS 2 is the EPAs rulemaking on the renewable identifaction number (“RIN”) credits, and the lifecycle analysis methods necessary to categorize fuels as advanced biofuels. While this program is not a direct subsidy for the construction of biofuels plants, the market created by the renewable fuel standard, and its successor, is expected to stimulate growth of the biofuels industry.

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

Some other noteworthy governmental actions regarding the production of biofuels are as follows:

•	Small Ethanol Producer Credit:

A tax credit valued at 10 cents per gallon of ethanol produced. The credit may be claimed on the first 15 million gallons of ethanol produced by a small producer in a given year. Qualified applicants are any ethanol producer with production capacity below 60 million gallons per year. This credit was scheduled to terminate on December 31, 2010, but was recently renewed through 2011.

•	Credit for Production of Cellulosic Biofuel:

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

•	Special Depreciation Allowance for Cellulosic Biofuel Plant Property:

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

Research and Development Activities

For the fiscal years ending December 31, 2009 and 2010, we spent approximately $1,307,000 and $1,096,653 on project development costs, respectively.

To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities including site development, and engineering activities.

Compliance with Environmental Laws

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

Employees

We have six full time employees as of April 6, 2011, and three part time employees.  None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

SINCE INCEPTION, WE HAVE HAD LIMITED OPERATIONS AND HAVE INCURRED NET LOSSES OF $29,989,323 AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses of approximately $29,989,000 for the period from March 28, 2006 (Inception) through December 31, 2010, of which approximately $16,114,000 was cash used in our operating activities.  We have generated revenues from consulting of approximately $140,000 and approximately $5,972,000 in grant revenue from the DOE for total revenues of approximately $6,112,000, and no revenues from operations.  We have yet to begin ethanol production or construction of ethanol producing plants. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) cost including contingencies to be in the range of approximately $100 million to $125 million for our Lancaster Biorefinery, and approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In two of the last three years we have incurred annual operating losses. Operating income/(losses) were $(2,423,955), $790,955, and $(14,596,005) for fiscal years ended 2010, 2009, and 2008, respectively. As a result, at December 31, 2010 we had an accumulated deficit of approximately $29,989,000. In 2009 we had net income from continuing operations of $1,136,092. However, we incurred net losses from continuing operations in 2008 of $(14,370,594). Excluding 2009, our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF MARCH 31, 2011, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $184,000.

Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, funds from the sale of the Fulton Project equity ownership, funds from the sale of debt instruments, our equity line consummated with Lincoln Park Capital in January 2011, as well as seek additional funding in the form of equity or debt. The Company expects the current resources available to them will only be sufficient for a period of approximately two months unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

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

Our business plan depends on the completion of up to 19 numerous biorefinery projects.  Although each facility will have specific funding requirements, our proposed Lancaster Biorefinery will require approximately $100-$125 million in EPC costs, and our proposed Fulton Project will require approximately $300 million in EPC costs. We will be relying on additional financing, and funding from such sources as Federal and State grants and loan guarantee programs.  In 2010, BlueFire was notified by the DOE LGPO, that it had rejected our application for the Lancaster Biorefinery, and in 2011, BlueFire was notified by the DOE LGPO that it would not move forward with its application on the Fulton Project until it had secured the necessary equity commitment on that project. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

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

Our operations have been financed to a large degree through funding provided by the U.S. Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the U.S. Department of Energy. As our Fulton Project developed further, the Company was able to begin drawing down on the second phase of U.S. Department of Energy monies (“Award 2”). Although we finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686 and through December 31, 2010, we have an unreimbursed amount of approximately $365,628 available to us under Award 1, and approximately $78,875,127 under Award 2, only $3,382,375 of which has been made available as of  April 6, 2011, we cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

The Company estimates the amounts to be reimbursed by the DOE by applying a portion of approved indirect costs (overhead) to the direct project costs in a calculation which derives what is known as our indirect rate. This indirect rate is used to reimburse the Company for the costs incurred that are not directly related to the project. This rate calculation is estimated by the Company, and is subject to change periodically. In the event that the Company over estimates this rate or under estimates this rate, it may have an impact to our financial statements.

LAX ENFORCEMENT OF ENVIRONMENTAL AND ENERGY POLICY REGULATIONS MAY ADVERSELY AFFECT DEMAND FOR ETHANOL.

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

COSTS OF COMPLIANCE WITH BURDENSOME OR CHANGING ENVIRONMENTAL AND OPERATIONAL SAFETY REGULATIONS COULD CAUSE OUR FOCUS TO BE DIVERTED AWAY FROM OUR BUSINESS AND OUR RESULTS OF OPERATIONS TO SUFFER.

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

OUR PROPOSED NEW ETHANOL PLANTS WILL ALSO BE SUBJECT TO FEDERAL AND STATE LAWS REGARDING OCCUPATIONAL SAFETY.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SUCH SHARES WERE PURCHASED.

The market price of our common stock may fluctuate significantly.  From July 11, 2006, the day we began trading publicly as BFRE.PK, and April 6, 2011, traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.05 per share, respectively.  Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors and finding funding sources.  Other general factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sales of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

COMPLIANCE AND CONTINUED MONITORING IN CONNECTION WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman and President controls approximately 47% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of April 6, 2011, we had 29,673,971 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

WE HAVE NOT AND DO NOT INTEND TO PAY ANY DIVIDENDS. AS A RESULT, YOU MAY ONLY BE ABLE TO OBTAIN A RETURN ON INVESTMENT IN OUR COMMON STOCK IF ITS VALUE INCREASES.

We have not paid dividends in the past and do not plan to pay dividends in the near future. We expect to retain earnings to finance and develop our business. In addition, the payment of future dividends will be directly dependent upon our earnings, our financial needs and other similarly unpredictable factors. As a result, the success of an investment in our common stock will depend upon future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.

Item 1B.  Unresolved Staff Comments.

On February 24, 2011, the Company received 1 comment from the SEC related to its Registration Statement on Form S-1 (File No. 333-172218). As of April 6, 2011, this comment remains outstanding.

Item 2.  Description of Property

We lease approximately 6,425 square feet of furnished office space at 31 Musick, Irvine, California 92618 from Jeong Yun Kim for $11,691 per month on a month-to-month basis.

On November 9, 2007, we issued a check in the amount of $96,851, towards the purchase of the land for the Lancaster Biorefinery totaling a purchase price of $109,108. The approximately 10 acre site is presently vacant and undisturbed except to occasional use by off road vehicles.  The site is flat and has no distinguishing characteristics and is adjacent to a solid waste landfill at a site that minimizes visual access from outside the immediate area.

On June 14, 2010, we entered in to a lease with Itawamba County, Mississippi. The lease is for 38 acres located in the Port of Itawamba where our Fulton Project will be located. The lease is a 30 year term and currently is $10,292 per month and will be reduced, following a formula tied to jobs creation in the State of Mississippi.

Item 3.  Legal Proceedings.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2009	$0.51	$1.00
June 30, 2009	$0.55	$1.60
September 30, 2009	$0.80	$1.20
December 31, 2009	$0.85	$1.25
March 31, 2010	$0.34	$1.00
June 30, 2010	$0.17	$0.37
September 30, 2010	$0.09	$0.50
December 31, 2010	$0.43	$0.66
March 31, 2011	$0.35	$0.48

(b) Holders

As of April 6, 2011, a total of 29,673,971 shares of the Company’s common stock are currently outstanding held by approximately 2,750 shareholders of record.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2006 INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN, AS AMENDED

In order to compensate our officers, directors, employees and/or consultants, on December 14, 2006, our Board of Directors approved and stockholders ratified by consent the 2006 Incentive and Non-Statutory Stock Option Plan (the “Plan”).  The Plan has a total of 10,000,000 shares reserved for issuance.

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

As of December 31, 2010, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	3,667,006	(1)	$2.48	6,312,994
Equity compensation not pursuant to a plan	739,203	(3)	$3.98
Total	4,406,209

(1)	Excluding 20,000 options that have been exercised

(2)	Excludes shares of restricted stock issued under the Plan

(3)	Includes a warrant to purchase 200,000 shares of its common stock at an exercise price of $5.00 per share to a certain consultant issued by the Company on November 9, 2006, for consulting services.

RULE 10B-18 TRANSACTIONS

During the years ended December 31, 2010 and 2009, there were no repurchases of the Company’s common stock by the Company.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

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

Our initial planned biorefineries in North America are projected as follows:

•
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”).  Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008.  On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Biorefinery with the the Department of Energy (“DOE”) Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs on the world market from the last estimate till now, and the complexity of our first commercial deployment. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2011 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, this project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of March 31, 2011, BlueFire has been reimbursed approximately $8,639,000 from the DOE under this award.  In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenue from Department of Energy Grant

Revenue in 2010 was approximately $669,000 and was primarily related to a federal grant from the United States Department of Energy, (“U.S. DOE” or “DOE”). Revenue in 2009 was approximately $4,318,000, and also primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due the DOE reimbursing the Company for amounts spent on a portion of development activities at the Lancaster Project that were directly attributable to the Fulton Project in 2009.

Construction in Progress

In 2010 we started capitalizing cost to Construction in Progress for the Fulton Project.  In 2010 we capitalized a total of approximately $3,089,000.  The Department of Energy grant award reimbursed us for approximately $2,178,000.  The net of approximately $911,000 is the Construction in Progress as of December 31, 2010.  Included in Construction in Progress costs in 2010, was approximately $1,969,000 of cost incurred from various engineering firms for the capitalized design and development cost for the Fulton Project.

Project Development
In 2010, our project development costs were approximately $1,097,000 compared to project development costs of approximately $1,307,000 for the same period during 2009.  Included in project development costs in 2010 and 2009, was approximately $139,000 and $522,000, respectively of expense incurred from various engineering firms for the design and development of the biorefineries.  In 2010 and 2009 there was not any non-cash share-based compensation expense incurred in connection with our 2007 and 2006 Stock Option awards.  The decrease in project development costs is due to both the decreased activity in the design and engineering development of the biorefineries with the design of the Lancaster Biorefinery, and the Fulton Project, being substantially completed, as well as certain engineering costs being capitalized to construction in progress in fiscal 2010.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,997,000 in 2010, compared to $2,220,000 for the same period in 2009.  Included in general and administrative expenses in 2010 and 2009, was approximately $52,000 and $232,000, respectively of non-cash share-based compensation expense, incurred in connection with our 2007 and 2006 Stock Option award.  The decrease in general and administrative costs is mainly due to a decrease in share based compensation.

Interest Income

Interest income was approximately $1,000 in 2010, compared to approximately $8,000 in 2009, related to funds invested.  The decrease in interest income from the same period in 2009 is mainly due to the fact that our investment account balance was depleted as we used the funds in operations, and that our rate of return on the account decreased dramatically as it was tied to short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.   As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital.  As of December 31, 2010, we had cash and cash equivalents of approximately $592,000. As of April 6, 2011, we had cash and cash equivalents of approximately $116,000.

Historically, we have funded our operations though the following transactions:

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed, the line was ultimately paid back during 2009 and cancelled.

In October 2009, the Company received additional funds of approximately $3,800,000 from the DOE, due to the success in amending its DOE award to include costs previously incurred in connection with the development of the Lancaster Biorefinery which have a direct attributable benefit to the Fulton Project. The funds were used to fund operations for the remainder of 2009 and most of 2010.

On December 15, 2010, the Company entered into a $200,000 loan agreement (“Loan”) with Arnold Klann, the Chief Executive Officer (“Lender”). The Loan requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars (US$1,000,000) to the Company or one of its subsidiaries. The proceeds from this loan are being used to fund operations.

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”).  The Company maintains a 99% ownership interest in BlueFire Fulton. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project.

Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, funds from the sale of the Fulton Project equity ownership, funds from the sale of debt instruments, our equity line consummated with Lincoln Park Capital in January 2011 (as discussed below), as well as seek additional funding in the form of equity or debt. As of March 31, 2011, the Company expects the current resources available to them will only be sufficient for a period of approximately two (2) month unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the Purchase Agreement, BlueFire received $150,000 from LPC as an initial purchase under the $10 million commitment in exchange for 428,571 shares of our common stock and warrants to purchase 428,571 shares of our common stock at an exercise price of $0.55 per share. The warrants contain a provision in which the exercise price will be adjusted for future issuances of common stock at prices lower than the current exercise price. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement was required to be declared effective by March 31, 2011, LPC has no intention at this time of terminating the Purchase Agreement. After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $9.85 million of future additional funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company controls the timing and amount of any future sales, if any, of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15. The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock.  In consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 shares pro rata as LPC purchases up to the remaining $9.85 million. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.  The proceeds received by the Company under the purchase agreement are expected to be used for general working capital purposes. The Company is currently determining the accounting impact of the transaction. We intend to use the funds from this agreement to fund operations.

Changes in Cash Flows

During the year ended December 31, 2010, net of DOE reimbursements we invested approximately $890,000 in construction activities at our Fulton Project, compared with $0 in 2009.  This increase was due to the commencement of engineering and other capitalizable costs in connection with the development of the Fulton Project in 2010. The Company previously expensed a majority of these expenditures as project development costs as they did not qualify for capitalization.

During the year ended December 31, 2010, we incurred debt issuance costs of approximately $300,000, compared with $150,000 in 2009, net of DOE reimbursements. The increase in debt issuance costs in 2010 was directly related to additional loan guarantees we are trying to obtain through the DOE and USDA for the Fulton project.  The costs incurred during 2009 related to the Lancaster Project. Since these applications were denied, direct costs of approximately $274,000 related to the DOE loan guarantee for both the Lancaster and Fulton projects were ultimately written-off during the year ended December 31, 2010.

We received net proceeds from a note with our CEO, of $200,000, and sold off a 1% interest in our Fulton Project for $750,000 in 2010, compared to $0 in fiscal 2009. The proceeds from these transactions were needed to fund our operations for the remainder of 2010 and a portion of 2011. In 2009, we had sufficient capital on hand due to significant reimbursements under our grant from the DOE.

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

PROJECT DEVELOPMENT

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities which were charged to expense.  During the year ended December 31, 2009, we expensed all costs related to the facility development. During the year ended December 31, 2010, we began to capitalize costs related to the facility development.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments approximated their carrying values at December 31, 2010 and December 31, 2009. The financial instruments consist of cash, accounts receivable, prepaids, accounts payable, and warrant liability. We have warrants which are considered derivatives which must be reported as a liability because of the exercise price adjustment provisions within the agreements.  These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model. Expected volatility is based primarily on historical volatility and is computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants.  We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates. Changes in our stock price will have a direct impact on the value of the warrant liability. An increase in stock price generally will cause an increase in the warrant liability under our valuation method.

SHARE-BASED PAYMENT

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

Item 8.  Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-29 which appear at the end of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of April 6, 2011. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	59	President, CEO and Director	June 2006
Necitas Sumait	50	Secretary, SVP and Director	June 2006
Christopher Scott	36	Chief Financial Officer	March 2007
John Cuzens	59	SVP, Chief Technology Officer	June 2006
Chris Nichols	44	Director	June 2006
Roger L. Petersen	60	Director	July 2010
Joseph Sparano	63	Director	March 2011

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

Necitas Sumait – Senior Vice President and Director

Mrs. Sumait has been our Director and Senior Vice President since our inception in March 2006. Prior to this, Mrs. Sumait was Vice President of ARK Energy/Arkenol from December 1992 to July 2006. Mrs. Sumait has a MBA in Technological Management from Illinois Institute of Technology and a B.S. in Biology from DePaul University.

Christopher Scott - Chief Financial Officer

Mr. Scott has been our Chief Financial Officer since March 2007. Prior to this, from 2002 to March 2007, Mr. Scott was most recently the CFO/CCO and FinOp of Westcap Securities, Inc, an NASD Member Broker/Dealer and Investment Bank headquartered in Irvine, CA. During this roughly 5 year period, Mr. Scott was in charge of the day-to-day financial and operational duties of the broker-dealer, whose primary business line was private placement transactions of both public and private companies. From 1997 to 2002, Mr. Scott was a General Securities and Registered Options Principal at First Allied Securities Inc, now a wholly-owned subsidiary of Advanced Equities Financial Corp., a Chicago-based investment banking firm. Mr. Scott earned his Bachelor’s Degree in Business Administration, with a concentration in Finance, from CSU, Fullerton.

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

Roger L. Petersen – Director

Mr. Petersen currently serves as the President of Montana Horizons, LLC, a Montana limited liability company which he founded in 2006, that provides support for utility mergers and acquisitions and energy development projects. From 1995 to 2006, Mr. Petersen served as the President of PPL Development Company, a wholly-owned subsidiary of PPL Corporation (NYSE: PPL) (“PPL”), which focused on corporate growth through asset acquisition and corporate mergers. From 2001 to 2003, Mr. Petersen served as the President of PPL Global, Inc, a wholly-owned subsidiary of PPL, which managed all international acquisitions and operations for PPL. From 1999 to 2001, Mr. Petersen served as President and Chief Executive Officer of PPL Montana, LLC, a wholly-owned subsidiary of PPL, which operates coal-fired and hydroelectric generating facilities at 13 sites in the State of Montana. Mr. Petersen also served as the Vice President and Chief Executive Officer of PPL Global, Inc, a wholly-owned subsidiary of PPL, from 1995 to 1998, which developed and acquired assets in the United Kingdom, Chile, El Salvadore, Peru, Bolivia, and the United States.  He served on several corporate boards in the United Kingdom, Chile and El Salvador. Prior to joining PPL, he was Vice President of Operations for Edison Mission Energy, a subsidiary of Edison International, and held various engineering and project management positions at Fluor Engineers and Constructors.  Mr. Petersen earned his B.S. in Mechanical engineering from South Dakota State University and his Masters of Engineering from California Polytechnic Institute. BlueFire believes that Mr. Petersen’s experience in the energy business as well as his experience in mergers and acquisitions will be a valuable asset to the Company.

Joseph Sparano – Director

Mr. Sparano currently serves as an executive advisor to the Western States Petroleum Association’s (“WSPA”) board of directors.  WSPA is an non-profit trade association that represents companies that account for the bulk of petroleum exploration, production, refining, transportation and marketing in the six western states of Arizona, California, Hawaii, Nevada, Oregon and Washington. In his role as executive advisor, Mr. Sparano advises the WSPA’s President and Chairman on matters related to the trade organization’s operations and advocacy in six Western states (CA, AZ, NV, WA, OR, HI).  Mr. Sparano has served in such role since January 2010, at which time he resigned as the President of the WSPA, a role in which he served since March 2003.  Prior to joining the WSPA, from March 2000 to March 2003, Mr. Sparano served as the President of Tesoro Petroleum Corporation’s (“Tesoro”) West Coast Regional Business Unit and as Vice President of the company’s Heavy Fuels Marketing segment.  Tesoro is an independent marketer and refiner of petroleum products. Prior to joining Teroso, from September 1990 to August 1995, Mr. Sparano served as the Chairman and Chief Executive Officer of Pacific Refining Company, a California based petroleum refining operation.  Mr.  Sparano graduated cum laude from the Stevens Institute of Technology, receiving a B.S. in chemical engineering. The Company believes that Mr. Sparano’s experience in both mergers and acquisitions and in representing the oil and gas industry will assist us with the formation of new strategic partnerships.

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

Audit Committee

Christopher Nichols

Compensation Committee

Christopher Nichols, Chairman

Nomination Committee

There are currently no members in the Nomination Committee

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

With the exception of the aforementioned filing, to the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 6, 2011.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Registrant’s directors, officers and key employees.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company provided disclosure on such process on its proxy statement on Form DEF 14 A, as amended, filed on May 19, 2010, with the SEC.

Item 11.  Executive Compensation.

2010/2009 SUMMARY COMPENSATION TABLE YEAR

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (2)		OPTIONS AWARDS ($) (2)	NON- EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)

Arnold Klann	2010	226,000	-	1,440	(1)	-			45,525	272,965
Director and President	2009	226,000	-	5,250	(1)	-				231,250
Necitas Sumait	2010	180,000	-	1,400	(1)	-			20,925	202,325
Director, Secretary and VP	2009	180,000	-	5,250	(1)	-				185,250
John Cuzens	2010	180,000	-	-		-			8,654	188,654
Treasurer and VP	2009	180,000	-	-		-				180,000
Christopher Scott	2010	120,000	-	-		-				120,000
Chief Financial Officer	2009	155,833	-	-		-				155,833
Chris Nichols	2010	9,000		1,440	(1)					10,440
Director	2009	5,000		5,250	(1)					10,250
Roger Petersen	2010	0		1,440	(1)					1,440
Director	2009	N/A		N/A						N/A

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.

(2)	Valued based on the Black-Scholes valuation model at the date of grant, see notes to the consolidated financial statements.

(3)	Reflects the cash payments made to the executives for paid time off.

2010 GRANTS OF PLAN-BASED AWARDS TABLE

						ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS					ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS
Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / SH)	Closing Price on Grant Date ($ / SH)

Arnold Klann	None
Necitas Sumait	None
Christopher Scott	None
John Cuzens	None
Chris Nichols	None
Roger Petersen	None

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

			OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Arnold Klann	1,000,000		-			2.00	12/14/11
	28,409		-			3.52	12/20/12
	125,000	(1)	125,000	(1)		3.20	12/20/12
Necitas Sumait	450,000		-			2.00	12/14/11
	118,750	(1)	87,500	(1)		3.20	12/20/12
John Cuzens	450,000		-			2.00	12/14/11
	118,750	(1)	87,500	(1)		3.20	12/20/12
Christopher Scott	118,750	(1)	87,500	(1)		3.20	12/20/12
Chris Nichols
Roger Petersen

(1) 50% vested immediately upon grant in 2007, 25% vests on closing remainder of Lancaster Project Funding, 25% vests at the start of construction of Lancaster Project

2010 OPTION EXERCISES AND STOCK VESTED TABLE

	OPTION AWARDS		STOCK AWARDS

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Roger Petersen

2010 PENSION BENEFITS TABLE

NAME	PLAN NAME	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Roger Petersen

2010 NONQUALIFIED DEFERRED COMPENSATION TABLE

NAME	EXECUTIVE CONTRIBUTION IN LAST FISCAL YEAR ($)	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEARS ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)	AGGREGATE WITHDRAWALS / DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR-END ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Roger Petersen

2010 DIRECTOR COMPENSATION TABLE

		FEES EARNED OR PAID IN CASH	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS	ALL OTHER COMPENSATION	TOTAL
NAME	Year	($)	($) (1)	($)	($)	($)	($)	($)

Necitas Sumait	2010		1,440					1,440

Chris Nichols	2010	9,000	1,440					10,440

Arnold Klann	2010		1,440					1,440

Roger Petersen	2010	0	1,440					1,440

(1)	Reflects value of shares of restricted common stock received as compensation as Director. See notes to consolidated financial statements for valuation.

2010 ALL OTHER COMPENSATION TABLE

NAME	YEAR	PERQUISITES AND OTHER PERSONAL BENEFITS ($)	TAX REIMBURSEMENTS ($)	INSURANCE PREMIUMS ($)	COMPANY CONTRIBUTIONS TO RETIREMENT AND 401(K) PLANS ($)	SEVERANCE PAYMENTS/ ACCRUALS ($)	CHANGE IN CONTROL PAYMENTS/ ACCRUALS ($)	TOTAL ($)

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Roger Petersen

2010 PERQUISITES TABLE

NAME	YEAR	PERSONAL USE OF COMPANY CAR/PARKING	FINANCIAL PLANNING LEGAL FEES	CLUB DUES	EXECUTIVE RELOCATION	TOTAL PERQUISITES AND OTHER PERSONAL BENEFITS

Arnold Klann
Necitas Sumait
Christopher Scott
John Cuzens
Chris Nichols
Roger Petersen

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

NAME	BENEFIT	BEFORE CHANGE IN CONTROL TERMINATION W/O CAUSE OR FOR GOOD REASON	AFTER CHANGE IN CONTROL TERMINATION W/O CAUSE OR GOOD REASON	VOLUNTARY TERMINATION	DEATH	DISABILITY	CHANGE IN CONTROL

Arnold Klann						Full comp. first 2 months, 50% of comp. next 4 months
Necitas Sumait						Full comp. first 2 months, 50% of comp. next 4 months
Christopher Scott (1)						Full comp. first 2 months, 50% of comp. next 4 months
John Cuzens						Full comp. first 2 months, 50% of comp. next 4 months
Chris Nichols						N/A
Roger Petersen						N/A

(1)	The disability benefit came into effect with the signing of Mr. Scott’s employment agreement on March 31, 2008.

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

In connection with Christopher Scott’s appointment as the Company’s CFO on March 16, 2007, the Company and Mr. Scott entered into an at-will letter Employment Agreement containing the following material terms: (i) initial monthly salary of $7,500, to be raised to $10,000 on the earlier of April 30, 2007 or receipt by the Company of a qualified investment financing, and (ii) standard employee benefits; (iii) 50,000 shares of common stock issued throughout the year ended December 31, 2007 to a consulting Company beneficially owned by him. On March 31, 2008, the Board of Directors of the Company replaced Mr. Scott’s existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $170,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Inventions provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employment agreement expired on May 31, 2009, and Mr. Scott currently serves the company part-time as CFO on a month to month basis.

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

On July 15, 2010, the Company entered into a Directors agreement with Roger Petersen to join the Company’s board of directors. Under the terms of the agreement Mr. Petersen will receive annual compensation in the amount of $5,000 and also Directors receive an annual grant of 6,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock granted was determined to be approximately $1,440 based on the estimated fair market value of the Company’s common stock over a reasonable period of time.

On December 14, 2010, Victor Doolan resigned from his position on the board of directors of the Company.  His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

On March 1, 2011, the Company entered into a Directors agreement with Joseph Sparano to join the Company’s board of directors. Under the terms of the agreement Mr. Sparano will receive annual compensation in the amount of $5,000 and also Directors receive an annual grant of 6,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock will be determined when issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 6, 2011, our authorized capitalization was 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of April 6, 2011, there were 29,673,971 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 6, 2011, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each owner who is an officer or director is c/o the Company at 31 Musick, Irvine California 92618.

Title of Class	Name of Beneficial Owner (1)	Number of shares		Percent of Class (2)
Common	Arnold Klann, Chairman and Chief Executive Officer	14,579,909	(3)	46.54%
Common	Necitas Sumait, Senior Vice President and Director	1,786,750	(4)	5.91%
Common	John Cuzens, Chief Technology Officer, Senior Vice President	1,752,250	(5)	5.79%
Common	Chris Scott, Chief Financial Officer	128,750	(6)	*
Common	Chris Nichols, Director	16,000		*
Common	Roger L. Petersen, Director	6,000		*
Common	Joseph Sparano	0		*
Common	James G Speirs	5,593,124	(7)	16.48%

	All officers and directors as a group (7 persons)	18,269,659		56.05%
	All officers, directors and 5% holders as a group (8 persons)	23,862,783		64.75%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(3)	Includes options and warrants to purchase 1,653,409 shares of common stock vested at April 6, 2011.

(4)	Includes options to purchase 568,750 shares of common stock vested at April 6, 2011.

(5)	Includes options to purchase 568,750 shares of common stock vested at April 6, 2011.

(6)	Includes options and warrants to purchase 128,750 shares of common stock vested at April 6, 2011.

(7)	Includes warrants to purchase 4,260,741 shares of common stock.

SHARE ISSUANCES/CONSULTING AGREEMENTS

On July 31, 2008, the Company renewed all of its existing Directors appointments, issued 6,000 shares to each and paid $5,000 to the three outside members.  Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $123,000 based on the fair market value of the Company’s common stock of $4.10 on the date of the grant.  During the years ended December 31, 2008, the Company expensed approximately $138,000, related to the agreements.

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

On July 15, 2010, the Company renewed all of its existing Directors’ appointment, issued 6,000 shares to each and paid $5,000 to the three outside member. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000.  The value of the common stock granted was determined to be approximately $7,200 based on the fair market value of the Company’s common stock of $0.24 on the date of the grant.   During the year ended December 31, 2010, the Company expensed approximately $17,000 related to these agreements.

STOCK OPTION ISSUANCES UNDER AMENDED 2006 PLAN

No stock options have been granted by the Company’s Board of Directors in 2008, 2009, or 2010.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of April 6, 2011, the Company had 29,673,971 shares of common stock outstanding, and no shares of preferred stock outstanding.

COMMON STOCK

As of April 6, 2011, we had 29,673,971 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

PREFERRED STOCK

 As of April 6, 2011, we had no shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

WARRANTS

As of April 6, 2011, we had warrants to purchase an aggregate of 7,315,265 shares of our common stock outstanding. The exercise prices for the warrants range from $0.50 per share to $5.45 per share, with a weighted average exercise price of approximately per share of $2.72. Some of our warrants contain a provision in which the exercise price will be adjusted for future issuances of common stock at prices lower than the current exercise price.

OPTIONS

As of April 6, 2011, we had options to purchase an aggregate of 3,287,159 shares of our common stock outstanding, with exercise prices for the options ranging from $2.00 per share to $3.52 per share, with a weighted average exercise price per share of $2.48.

ANTI-TAKEOVER PROVISIONS

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock and preferred stock. The issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The existence of unissued preferred stock may enable the Board of Directors, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION
FOR SECURITIES ACT LIABILITIES

The Company’s Amended and Restated Bylaws provide for indemnification of directors and officers against certain liabilities. Officers and directors of the Company are indemnified generally for any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful.

The Company’s Amended and Restated Articles of Incorporation further provides the following indemnifications:

(a) a director of the Corporation shall not be personally liable to the Corporation or to its shareholders for damages for breach of fiduciary duty as a director of the Corporation or to its shareholders for damages otherwise existing for (i) any breach of the director’s duty of loyalty to the Corporation or to its shareholders; (ii) acts or omission not in good faith or which involve intentional misconduct or a knowing violation of the law; (iii) acts revolving around any unlawful distribution or contribution; or (iv) any transaction from which the director directly or indirectly derived any improper personal benefit. If Nevada Law is hereafter amended to eliminate or limit further liability of a director, then, in addition to the elimination and limitation of liability provided by the foregoing, the liability of each director shall be eliminated or limited to the fullest extent permitted under the provisions of Nevada Law as so amended. Any repeal or modification of the indemnification provided in these Articles shall not adversely affect any right or protection of a director of the Corporation under these Articles, as in effect immediately prior to such repeal or modification, with respect to any liability that would have accrued, but for this limitation of liability, prior to such repeal or modification.

(b) the Corporation shall indemnify, to the fullest extent permitted by applicable law in effect from time to time, any person, and the estate and personal representative of any such person, against all liability and expense (including, but not limited to attorney’s fees) incurred by reason of the fact that he is or was a director or officer of the Corporation, he is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other individual or entity of an employee benefit plan. The Corporation shall also indemnify any person who is serving or has served the Corporation as a director, officer, employee, fiduciary, or agent and that person’s estate and personal representative to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

Item 13.  Certain Relationships and Related Transactions.

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), which the Company’s majority shareholder and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

During 2008, due to the receipt of proceeds from the Department of Energy, the Board of Directors determined that the Company had triggered its obligation to incur the full $1,000,000 Arkenol License fee. The Board of Directors determined that the receipt of these proceeds constituted “First Project Construction Funding” as established under the Arkenol technology agreement. As such, the statement of operation reflects the one-time license fee of $1,000,000 and the unpaid balance of $970,000 was included in license fee payable to related party on the consolidated balance sheet as of December 31, 2008.  The prepaid fee to related party of $30,000 was eliminated as of December 31, 2008.  The Company repaid the $970,000 to the related party on March 9, 2009.

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

Related Party Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars (US$200,000) (the “Loan”).  The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars (US$1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000.

Notes Payable

On July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 invested by the Company’s Chief Financial Officer.  In 2010, 2009 and 2008 no additional notes were issued.

Item 14.  Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2010 and 2009 were approximately $58,000 and $26,200, respectively..

Aggregate fees billed by WilsonMorgan LLP (formerly McKennon, Wilson & Morgan LLP) for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the year ended December 31, 2009 were approximately $27,800.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2010 and 2009.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the year ended December 31, 2010 were approximately $5,500. Aggregate fees billed by WilsonMorgan LLP for tax services for the year ended December 31, 2009 were approximately $3,500.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $6,000 for the year ended December 31, 2010 and $6,000 from WilsonMorgan LLP for the year ended December 31, 2009. These fees were primarily for review of the Company’s registration statements and other minor due diligence projects.

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

Item 15. Exhibits.

Exhibit No.	Description

10.1
Purchase Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

10.2
Registration Rights Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 10-KSB, as filed with the SEC on February 29, 2008)

31.1	Rule 13a-14(a)/15d-14(a) certification of Arnold Klann

31.2	Rule 13a-14(a)/15d-14(a) certification of Christopher Scott

32.1	Certification pursuant to 18 USC, section 1350 of Arnold Klann

32.2	Certification pursuant to 18 USC, section 1350 of Christopher Scott

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Dated: April 7, 2011	By:	/s/ Arnold R. Klann
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 7, 2011	By:	/s/ Christopher Scott
Christopher Scott
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Director and Chairman of the Board;	April 7, 2011
Arnold R. Klann	President and Chief Executive Officer

/s/ Necitas Sumait	Director, Secretary	April 7, 2011
Necitas Sumait	and Senior Vice President

/s/ Christopher Scott	Chief Financial Officer	April 7, 2011
Christopher Scott

/s/ John Cuzens	Chief Technology Officer	April 7, 2011
John Cuzens	and Senior Vice President

/s/ Chris Nichols	Director	April 7, 2011
Chris Nichols

/s/ Roger L. Petersen	Director	April 7, 2011
Roger L. Petersen

/s/ Joseph Sparano	Director	April 7, 2011
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries, formerly BlueFire Ethanol Fuels, Inc., a development-stage company (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from March 28, 2006 (“Inception”) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and the period from Inception through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has limited working capital and significant operating costs expected to be incurred in the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

dbbmckennon
Newport Beach, California
April 7, 2011

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$592,359	$2,844,711
Department of Energy grant receivable	-	207,380
Unbilled receivables	51,769	-
Prepaid expenses	39,258	50,790
Total current assets	683,386	3,102,881

Debt issuance costs	195,698	150,000
Property and equipment, net of accumulated depreciation of $69,299 and $44,130, respectively	1,059,068	167,995

Total assets	$1,938,152	$3,420,876

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$387,913	$335,547
Accrued liabilities	130,650	245,394
Note payable to a related party, net of discount of $73,885 and zero, respectively	126,115	-
Total current liabilities	644,678	580,941

Outstanding warrant liability	764,615	2,274,393

Total liabilities	1,409,293	2,855,334

Noncontrolling interest-redeemable	750,000	-

Stockholders’ (deficit) equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000
shares authorized; 28,555,400 and 28,296,965 shares
issued and 28,523,228 and 28,264,793 outstanding, respectively	28,555	28,296
Additional paid-in capital	14,169,756	14,033,792
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(14,317,871)	(13,394,965)
Total stockholders’ (deficit) equity	(221,141)	565,542

Total liabilities and stockholders’ (deficit) equity	$1,938,152	$3,420,876

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From March 28, 2006 (inception) Through
	December 31, 2010	December 31, 2009	December 31, 2010
Revenues:
Consulting fees	$71,196	$19,570	$139,766
Department of Energy grant	569,879	4,298,643	5,944,030
Unbilled revenues	28,268	-	28,268

Total revenues	669,343	4,318,213	6,112,064

Operating expenses:
Project development, including stock based compensation of $0, $0, and $4,468,490, respectively	1,096,653	1,307,185	18,335,855
General and administrative, including stock based compensation of $52,487, $232,292, and $6,149,819, respectively	1,996,645	2,220,073	15,031,275
Related party license fee	-	-	1,000,000
Total operating expenses	3,093,298	3,527,258	34,367,130

Operating income (loss)	(2,423,955)	790,955	(28,255,066)

Other income and (expense):
Other income	1,122	8,059	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	(9,851)	-	(686,833)
Interest expense	-	-	(56,097)
Related party interest expense	-	(518)	(64,966)
Loss on extinguishment of debt	-	-	(2,818,370)
Gain from change in fair value of warrant liability	1,509,778	567,461	2,077,239
Loss on the retirement of warrants	-	(146,718)	(146,718)
Total other income and (expense)	1,501,049	428,284	(1,651,110)

Income (loss) before provision for income taxes	(922,906)	1,219,239	(29,906,176)

Provision for income taxes	-	83,147	83,147

Net income (loss)	$(922,906)	$1,136,092	$(29,989,323)

Basic and diluted income (loss) per common share	$(0.03)	$0.04
Weighted average common shares outstanding, basic and diluted	28,379,920	28,159,629

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at March 28, 2006 (inception)	-	$-	$-	$-	$-
Issuance of founder’s share at $.001 per share	17,000,000	17,000			17,000
Common shares retained by Sucre Agricultural Corp., Shareholders	4,028,264	4,028	685,972	-	690,000
Costs associated with the acquisition of Sucre Agricultural Corp.			(3,550		(3,550)
Common shares issued for services in November 2006 at $2.99 per share	37,500	38	111,962	-	112,000
Common shares issued for services in November 2006 at $3.35 per share	20,000	20	66,981	-	67,001
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Estimated value of common shares at $3.99 per share and warrants at $2.90 issuable for services upon vesting in February 2007	-	-	160,000	-	160,000
Share-based compensation related to options	-	-	114,811	-	114,811
Share-based compensation related to warrants	-	-	100,254	-	100,254
Net Loss	-	-	-	(1,555,497)	(1,555,497)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

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

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Equity
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094
Cumulative effect of warrants reclassified	-	-	(18,586,588)	18,586,588	-	-
Reclassification of long term warrant liability	-	-	-	(2,915,136)	-	(2,915,136)
Common shares issued for services in June 2009 at $1.50 per share	11,412	11	17,107	-	-	17,118
Common shares issued for services in July 2009 at $0.88 per share	30,000	30	26,370	-	-	26,400
Common shares issued for services in August 2009 at $0.80 per share	100,000	100	79,900	-	-	80,000
Option to purchase Common shares for services in August 2009 at an option price of $3.00 for 100,000 shares	-	-	8,273	-	-	8,273
Common shares issued for services in September and October 2009 at $0.89 and $0.95 per share, respectively	22,500	23	20,678	-	-	20,701
Common shares to be issued for services in August 2009 at $0.80 per share	-	-	80,000	-	-	80,000
Net income	-	-	-	1,136,092	-	1,136,092
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Equity
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542
Common shares issued for services in March 2010 at $0.36 per share	37,500	38	13,462	-	-	13,500
Common shares issued for services in May 2010 at $0.30 per share	43,000	43	12,957	-	-	13,000
Common shares released in May 2010 issued at $0.80 per share, additional paid-in capital included in 2009 balance	100,000	100	(100)	-	-	-
Common shares issued for services in May 2010 at $0.18 per share	37,500	38	6,712	-	-	6,750
Common shares issued for services in July 2010 at $0.24 per share	30,000	30	7,170	-	-	7,200
Common shares cancelled in October 2010 at $0.30 per share	(43,000)	(43)	(12,957)	-	-	(13,000)
Common shares issued for services in October 2010 at $0.46 per share	37,000	37	16,983	-	-	17,020
Common shares issued for services in November 2010 at $0.50 per share	6,435	6	3,211	-	-	3,217
Common shares issued for services in December 2010 at $.048 per share	10,000	10	4,790	-	-	4,800
Discount on related party note payable	-	-	83,736	-	-	83,736
Net loss	-	-	-	(922,906)	-	(922,906)
Balances at December 31, 2010	$28,523,228	$28,555	$14,169,756	$(14,317,871)	$(101,581)	$(221,141)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended to	From March 28, 2006 (Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
Cash flows from operating activities:
Net income (loss)	$(922,906)	$1,136,092	$(29,989,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from change in fair value of warrant liability	(1,509,778)	(567,461)	(2,077,239)
Founders shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	146,718	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	9,851	-	9,851
Debt issuance costs for rejected loan guarantees	273,800	-	273,800
Share-based compensation	52,487	232,491	11,390,616
Depreciation	25,522	23,373	69,656
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Unbilled receivable	(28,267)	-	(28,267)
Department of energy grant receivable	207,380	484,634	-
Prepaid fees to related party	-	-	-
Prepaid expenses and other current assets	11,532	39,080	(39,260)
Accounts payable	8,146	(376,338)	343,691
License fee payable to related party	-	(970,000)	-
Accrued liabilities	(135,374)	71,778	110,022

Net cash provided by (used in) operating activities	(2,007,607)	220,367	(16,113,687)

Cash flows from investing activities:
Acquisition of property and equipment	(5,508)	(5,255)	(217,636)
Construction in progress	(889,739)	-	(889,739)
Net cash used in investing activities	(895,247)	(5,255)	(1,107,375)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(FORMERLY BLUEFIRE ETHANOL FUELS, INC.)
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the year ended	For the year ended to	From March 28, 2006 (Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,360,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	-	116,000
Repayment from related party line of credit/notes payable	-	-	(116,000)
Debt issuance costs	(299,498)	(150,000)	(449,498)
Retirement of warrants	-	(220,000)	(220,000)
Net proceeds from related party notes payable	200,000	-	200,000
Proceeds from sale of LLC Unit	750,000	-	750,000
Net cash provided by (used in) financing activities	650,502	(370,000)	17,813,421

Net increase (decrease) in cash and cash equivalents	(2,252,352)	(154,888)	592,359

Cash and cash equivalents beginning of period	2,844,711	2,999,599	-

Cash and cash equivalents end of period	$592,359	$2,844,711	$592,359

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$209	$518	$57,102
Income taxes	$54,153	$14,896	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591
Discount on related party note payable	$83,736	$-	$83,736
Accounts payable, net of reimbursement, included in construction-in-progress	$21,348	-	$21,348

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements throughout 2009 and 2010. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2010, the Company has working capital of approximately $39,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, draw downs on the equity commitment the Company received from Lincoln Park Capital in January 2011, as well as seek additional funding in the form of equity or debt. As of March 31, 2011, the Company expects the current resources available to them will only be sufficient for a period of approximately two months unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. In 2011, the Company sees this project on hold until we receive the funding to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any decrease in raw materials or any savings in construction cost that might be realized by the weak world economic environment. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiary, BlueFire Ethanol, Inc.  BlueFire Ethanol Lancaster, LLC and BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold) are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the debt using the effective interest method, or expensed upon conversion or extinguishment when applicable.  Costs are capitalized for amounts incurred in connection with proposed financings.  In the event the financing related to the capitalized cost is not successful, the costs are immediately expensed (see Note 5).

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2010 and 2009, there have been no such charges.

Intangible Assets

License fees acquired are either expensed or recognized as intangible assets.  The Company recognizes intangible assets when the following criteria is met: 1) the asset is identifiable, 2) the Company has control over the asset, 3) the cost of the asset can be measured reliably, and 4) it is probable that economic benefits will flow to the Company.  During the year ended December 31, 2009, the Company purchased a license (see Note 10) from Arkenol, Inc., a related party.  The license fee was expensed because the Company is still in the research and development stage and cannot readily determine the probability of future economic benefits for said license.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over a period ranging from one to five years, except land which is not depreciated. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. During the year ended December 31, 2010, the Company began to capitalize costs in connection with the construction of its Fulton plant. A portion of these costs were reimbursed under the Department of Energy grant discussed in Note 3. Reimbursements received for capitalized costs were treated as a reduction of those costs.

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

As discussed in Note 3, the Company received a federal grant from the United States Department of Energy, (“U.S. DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Grant award reimbursements are recorded as either as contra assets or as revenues depending upon whether the reimbursement is for capitalized costs or expenses paid by the Company.  Contra capitalized cost and revenues from the grant are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the asset or expense.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the years ended December 31, 2010 and 2009 and for the period from March 28, 2006 (Inception) to December 31, 2010, research and development costs included in Project Development were approximately $1,096,653, $1,307,185, and $13,867,000 respectively.

Convertible Debt

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470 “Debt with Conversion and Other Options” and ASC 740 “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its ECF’s in accordance with ASC 470 “Modifications and Exchanges”. ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of ASC 450 “Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in ASC 825 “Financial Instruments”. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with the issuance of common stock on for gross proceeds of $15,500,000 in December 2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act. The Company filed that registration statement on December 18, 2007 and as required under the registration rights agreement had the registration statement declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2009 and in so doing incurred no liquidated damages. As of December 31, 2010 and 2009, the Company does not believe that any liquidated damages are probable and thus no amounts have been accrued in the accompanying financial statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 ”Income Taxes” requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

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

Fair Value of Financial Instruments

On January 1, 2009, the Company adopted ASC 820 “Fair Value Measurements and Disclosures”.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

As of December 31, 2010 and 2009, the Company’s warrant liability is considered a level 2 item, see Note 6.

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

As of December 31, 2010 and 2009, the Department of Energy made up 100% of Grant Revenue and Department of Energy grant receivables.   Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2010, the Company had 3,287,159 options and 6,886,694 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting.  For the year ended December 31, 2009, the Company had approximately 3,287,159 options and 6,813,494 warrants, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Redeemable - Noncontrolling Interest

Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside permanent equity. All noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net income or loss available to the Company. The Company accretes the redemption value of the redeemable noncontrolling interest over the redemption period.

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at December 31, 2010.

New Accounting Pronouncements

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In October 2009, the Company received from the DOE a one-time reimbursement of approximately $3,841,000. This was primarily related to the Company amending its award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the Fulton Project.

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This brings the DOE’s total award to the Fulton project to approximately $88 million. This is in addition to a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. The Company is currently in negotiations with the DOE for Phase II of its Fulton Project.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	December 31, 2010	December 31, 2009
Construction in progress	$911,087	$-
Land	109,108	109,108
Office equipment	63,367	60,341
Furniture and fixtures	44,805	42,676
	1,128,367	212,125
Accumulated depreciation	(69,299)	(44,130)
	$1,059,068	$167,995

Depreciation expense for the years ended December 31, 2010 and 2009 and for the period from inception to December 31, 2010 was $25,522, $23,373, and $69,656, respectively.

During the year ended December 31, 2010, the Company invested approximately $890,000 in construction activities at our Fulton Project, compared with $0 in 2009.

Purchase of Lancaster Land

On November 9, 2007, the Company purchased approximately 10 acres of land in Lancaster, California for approximately $109,000, including certain site surveying and other acquisition costs. The Company originally intended to use the land for the construction of their first cellulosic ethanol refinery plant. The Company is now considering using this land for a facility to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility.

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

The Company calculated the value of the beneficial conversion feature to be approximately $332,000 of which $167,744 was allocated to the convertible notes. However, since the notes were convertible upon a contingent event, the value was recorded when such event was triggered during the year ended December 31, 2007.

On November 7, 2007, the Company re-paid the 10% convertible promissory notes totaling approximately $516,000 including interest of approximately $16,000.  This included approximately $800 of accrued interest to the Company’s Chief Financial Officer.

Senior Secured Convertible Notes Payable

On August 21, 2007, the Company issued senior secured convertible notes aggregating a total of $2,000,000 with two institutional accredited investors.  Under the terms of the notes, the Company was to repay any principal balance and interest, at 8% per annum, due August 21, 2010. On a quarterly basis, the Company has the option to pay interest due in cash or in stock.  The senior secured convertible notes were secured by substantially all of the Company’s assets. The total warrants issued pursuant to this transaction were 1,000,000 on a pro-rata basis to investors. These include class A warrants to purchase 500,000 common stock at $5.48 per share and class B warrants to purchase an additional 500,000 shares of common stock at $6.32 per share. The warrants vested immediately and expire in three years. The senior secured convertible note holders had the option to convert the note into shares of the Company’s common stock at $4.21 per share at any time prior to maturity. If, before maturity, the Company consummated a Financing of at least $10,000,000 then the principal and accrued unpaid interest of the senior secured convertible notes would be automatically converted into shares of the Company’s common stock at $4.21 per share.

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

In addition, the Company entered into a registration rights agreement with the holders of the senior secured convertible notes agreement whereby the Company was required to file an initial registration statement with the Securities and Exchange Commission in order to register the resale of the maximum amount of common stock underlying the secured convertible notes within 120 days of the Exchange Agreement (December 19, 2007).  The registration statement was filed with the SEC on December 19, 2007. The registration statement was then declared effective on March 27, 2009. The Company incurred no liquidated damages.

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

In accordance with ASC 470, the Company recorded an extinguishment loss of approximately $2,818,000 for the modification of the conversion price as the fair value of the conversion price immediately before and after the modification was greater than 10% of the carrying amount of the original debt instrument immediately prior to the modification.  The loss on extinguishment was determined based on the difference between the fair value of the new instruments issued and the previous carrying value of the convertible debt at the date of extinguishment. Upon modification, the carrying amount of the senior secured convertible notes payable of $2,000,000 and accrued interest of approximately $33,000 was converted into a total of 700,922 shares of common stock at $2.90 and $2.96 per share, respectively.  Prior to the modification, during the quarter ended September 30, 3007, the Company satisfied its interest obligation of approximately $20,000 by issuing 3,876 shares of the Company’s common stock at $4.48 per share in lieu of cash.

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

During 2010 debt issuance costs of $123,800 were incurred, net of DOE reimbursement in connection with the Company submitting an application for a $250 million dollar DOE loan guarantee for the Company's planned cellulosic ethanol biorefinery in Fulton, Mississippi. This compares to 2009 debt issuance costs of $150,000 incurred in connection with an application for a $58 million dollar DOE loan guarantee for the Company's planned cellulosic ethanol biorefinery in Lancaster, California. These applications were filed under the Department of Energy (“DOE”) Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies.

In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi.  As a result of this DOE loan guarantee rejection for the Lancaster, California project, the Company wrote off $150,000 of capitalized debt issuance cost to expense in 2010.

In February 2011, the Company received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding.  As a result of this DOE loan guarantee rejection for the Fulton Project, the Company wrote off $123,800 of capitalized debt issuance cost to expense in 2010 as there were indicating factors the loan would not be approved prior to year end.

In August 2010, BlueFire submitted an application for a $250 million loan guarantee for the Fulton Project with the U.S. Department of Agriculture under Section 9003 of the 2008 Farm Bill (“USDA LG”). During 2010 debt issuance costs for the USDA loan guarantee totaled approximately $298,000, compared to zero in fiscal 2009.

Such costs are capitalized and amortized to interest expense when, and if, the financing is completed.  In the event the financing is unsuccessful, we re-characterize these costs to expense. As of December 31, 2010, for both of the DOE LGPO applications, we have re-characterized these costs to expense in the amount of $273,800.

NOTE 6 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of ASC 815 “Derivatives and Hedging”. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 1,000,000 expire August 2010.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $1,510,000, $241,431 and $1,751,431 from the change in fair value of these warrants during the years ended December 31, 2010 and 2009 and the period from Inception to December 31, 2010.

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

	December 31,	December 31,
	2010	2009
Annual dividend yield	-	-
Expected life (years) of August 2007 issuance	-	0.64
Expected life (years) of December 2007 issuance	2.0	3.0
Risk-free interest rate	0.61%	2.69%
Expected volatility of August 2007 issuance	-	101%
Expected volatility of December 2007 issuance	125%	95%

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 27, 2006, the Company entered into employment agreements with three key employees. The employment agreements are for a period of three years, which expired in 2010, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements was approximately $586,000 per year. These contracts have not been renewed. Each of the executive officers are currently working for the Company on a month to month basis.

On March 31, 2008, the Board of Directors of the Company replaced our Chief Financial Officer’s previously existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $120,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Invention provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employment agreement expired on May 31, 2009, and Mr. Scott currently serves the Company on a part-time basis as CFO on a month to month basis.

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

On July 15, 2010, the Company renewed all of its existing Directors’ appointment, issued 6,000 shares to each and paid $5,000 to two of the three outside members. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000.  The value of the common stock granted was determined to be approximately $7,200 based on the fair market value of the Company’s common stock of $0.24 on the date of the grant.   During the year ended December 31, 2010, the Company expensed approximately $17,000 related to these agreements.

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

At December 31, 2006, the consultant was vested in 37,500 shares of common stock.  The shares were valued at $112,000 based upon the closing market price of the Company’s common stock on the vesting date. The warrants were valued on the vesting date at $100,254 based on the Black-Scholes option pricing model using the following assumptions: volatility of 88%, expected life of five years, risk free interest rate of 4.75% and no dividends. The value of the common stock and warrants was recorded in general and administrative expense on the accompanying consolidated statement of operations during the year ended December 31, 2006.

The Company revalued the shares on February 1, 2007, vesting date, and recorded an additional adjustment of $138,875. On February 1, 2007 the warrants were revalued at $4.70 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 102%, expected life of five years, risk free interest rate of 4.96% and no dividends. The Company recorded an additional expense of $158,118 related to these vested warrants during the year ended December 31, 2007.

On March 31, 2007, the fair value of the vested common stock issuable under the contract based on the closing market price of the Company’s common stock was $7.18 per share and thus expensed $269,250. As of March 31, 2007, the Company estimated the fair value of the vested warrants issuable under the contract to be $6.11 per share. The warrants were valued on March 31, 2007 based on the Black-Scholes option pricing model using the following assumptions: volatility of 114%, expected life of five years, risk free interest rate of 4.58% and no dividends. The Company recorded an additional estimated expense of approximately $305,000 related to the remaining unvested warrants during the year ended December 31, 2007.

The Company revalued the shares on June 1, 2007, vesting date, and recorded an additional adjustment of $234,375. On June 1, 2007 the warrants were revalued at $5.40 per share based on the Black-Scholes option pricing method using the following assumptions: volatility of 129%, expected life of four and a half years, risk free interest rate of 4.97% and no dividends. The Company recorded an additional expense of $269,839 related to these vested warrants during the year ended December 31, 2007.

Fulton Project Lease

On July 20, 2010, the Company entered into a thirty year lease agreement with Itawamba County, Mississippi for the purpose of the development, construction, and operation of the Fulton Project.  At the end of the primary 30 year lease term, the Company shall have the right for two additional thirty year terms.  The current lease rate is computed based on a per acre rate per month that is approximately $10,300 per month.  The lease stipulates the lease rate is to be reduced at the time of the construction start by a Property Cost Reduction Formula which can substantially reduce the monthly lease costs. The lease rate shall be adjusted every five years to the Consumer Price Index. The below payout schedule does not contemplate reductions available upon the commencement of construction and commercial operations.

Future annual minimum lease payments under the above lease agreements, at December 31, 2010 are as follows:

Years ending
December 31,
2011	$123,504
2012	123,504
2013	123,504
2014	123,504
2015	125,976
Thereafter	3,150,000
Total	$3,769,992

Rent expense under non-cancellable leases was approximately $62,000, $0, and $62,000 during the years ended December 31, 2010, 2009 and the period from Inception to December 31, 2010, respectively

NOTE 8 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”).  The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated joint ventures are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company will accrete the redeemable noncontrolling interest for the total redemption price of $862,500 through the forecasted financial close, estimated to be the end of the third quarter of 2011. Net loss attributable to the redeemable noncontrolling interest during the year ended December 31, 2010 was immaterial and thus not presented on the statement of operations.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

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

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan.  As of December 31, 2010, 3,307,159 options and 379,847 shares have been issued under the plan. As of December 31, 2010, 6,312,994 shares are still issuable under the Plan.

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

On December 20, 2007, the Company granted options to purchase 1,038,750 shares of the Company’s common stock to various employees and consultants having an exercise price of $3.20 per share. In addition, on the same date, the Company granted its President and Chief Executive Officer 250,000 and 28,409 options to purchase shares of the Company’s common stock having an exercise price of $3.20 and $3.52, respectively.  The value of the options granted was determined to be approximately $3,482,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five (5) years, risk free interest rate of 3.09%, market price per share of $3.20, and no dividends. Of the total 1,317,159 options granted on December 20, 2007, 739,659 vested immediately and 27,500 issued to consultants vested monthly over a one year period, and 550,000 of the options vested upon two contingent future events.  Management’s belief at the time of the grant was that the events were probable to occur and were within their control, and thus accounted for the remaining vesting under ASC 718 by straight-lining the vesting through the expected date on which the future events were to occur.  At the time, management believed that future date was June 30, 2008. This determination was based on the fact that the Company appeared to be on track to receive the permits and the related funding was available. In June 2008, the Company determined that the June 30, 2008 estimate would not be met due to delays in receiving the necessary permits and thus modified the date to September 30, 2008. In September 2008, the Company determined that the September 30, 2009 deadline would not be met due to the difficulty in obtaining financing due to the pending collapse of the capital markets. At that point the remaining unamortized portion was immaterial and thus, the Company expensed the remaining amounts. Although the options were expensed according to ASC 718, the recipients are still not fully vested as the triggering events have not yet occurred. The original grant date fair value of the 550,000 unvested options was $2.70.

The Company accounts for the stock options to consultants under the provisions of ASC 505. In accordance with ASC 505, as of December 31, 2009, the options awarded to consultants under the 2006 and 2007 Stock Option Grant were re-valued using the Black-Scholes option pricing model with the following assumptions: volatility of 150%, risk free interest rate of 1.55%, no dividends, expected life for the 2006 stock option award of three years; and expected life for the 2007 stock option award of four years. As of December 31, 2010 stock options to consultants were fully vested and expensed.

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2010, and 2009 and for the period from March 28, 2006 (Inception) to December 31, 2010, the Company recognized stock based compensation, including consultants, of approximately $0, $232,000, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively. There is no additional future compensation expense to record at December 31, 2010 based on previous awards.

A summary of the status of the stock option grants under the Plan as of the years ended December 31, 2007, 2008, 2009, and 2010 and changes during this period are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48	4.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2008	3,287,159	$2.48	3.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2009	3,287,159	$2.48	2.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2010	3,287,159	$2.48	1.40

Options exercisable at December 31, 2010	2,737,159	$2.34	1.28

There were no amounts received for the exercise of stock options in 2009 or 2010.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 12/31/2010	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable as of 12/31/2010	Weighted- Average Exercise Price

$2.00	1,970,000	1.0	$2.00	1,970,000	$2.00
$3.20 - $3.52	1,317,159	2.0	$3.21	767,159	$3.21
	3,287,159	1.4	$2.48	2,737,159	$2.34

As of December 31, 2010, the average intrinsic value of the options outstanding is zero as the exercise prices were in excess of the closing price of the Company’s common stock as of December 31, 2010.

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

The warrants are subject to “full-ratchet” anti-dilution protection in the event the Company (other than excluded issuances, as defined) issues  any additional shares of stock, stock options, warrants or any securities exchangeable into common stock at a price of less than $2.90 per share. If the Company issues securities for less $2.90 per share then the exercise price for the warrants shall be adjusted to equal to the lower price. See Note 6, for additional information regarding these warrants.

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

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vest in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007.  No additional issuances were made in 2008, 2009 and 2010.

Shares Issued for Services

On August 27, 2009, the Company entered into a 6-month Consulting Agreement with Mirador Consulting, Inc. Pursuant to the Agreement, the Company will receive services in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services.  As consideration for these services, the Company made monthly cash payments of $3,000 and issued 200,000 shares of the Company’s common stock in exchange for $200. The Company valued the shares at $0.80 based upon the closing price of the Company’s common stock on the date of the agreement. Under the terms of the agreement, the shares did not have any future performance requirement nor were they cancellable. The Company expensed the entire value on the date of the agreement and recorded to general and administrative expense. Under the terms of the agreement the Company was to issue 100,000 shares on execution of the agreement on November 15, 2009. On May 24, 2010, the Company issued the remaining 100,000 shares.

Throughout the year ended December 31, 2010, the Company issued 75,000 shares of common stock for legal services provided, which compares to 33,912 shares for the same services in 2009. In connection with this issuance the Company recorded $20,250 in legal expense which is included in general and administrative expense, which compares to $37,818 in 2009. In addition, the Company expensed and accrued $29,100 in legal fees to be paid in common stock at the 2010 year end as the agreed upon shares had not be issued.  The Company valued the shares to be issued using the closing market price at the end of each quarter when shares were due as the legal services had been provided and there were no future performance criteria.  In March 2011, the Company issued the 60,000 common shares due.

Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised.

Warrants Issued

On August 27, 2009, the Company entered into a six month consulting agreement.  Pursuant to the agreement, the Company grated the consultant a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share.  The value of the warrant issued was determined to be approximately $8,300 based on the Black-Scholes option pricing model using the following assumptions: volatility of 108%, expected life of one (1) year, risk free interest rate of 2.48%, market price per share of $0.80, and no dividends. The value of the warrants was expensed during the year ended December 31, 2009. These warrants expired on August 27, 2010.

Warrants Cancelled

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. (see Note 6).

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2007, 2008, 2009 and 2010 changes during the periods is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007 (with 50,000 warrants exercisable)	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60
Issued during the year	-	-
Outstanding and exercisable at December 31, 2008	7,386,694	$3.02	3.60
Issued during the year	100,000	3.00
Cancelled during the year	(673,200)	(2.90)
Outstanding and exercisable at December 31, 2009	6,813,494	$3.03	2.76
Issued during the year	500,000	0.50
Cancelled during the year	(426,800)	(2.92)
Outstanding and exercisable at December 31, 2010	6,886,694	$2.85	1.98

NOTE 10 - RELATED PARTY TRANSACTIONS

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

During 2008, due to the receipt of proceeds from the Department of Energy, the Board of Directors determined that the Company had triggered its obligation to incur the full $1,000,000 Arkenol License fee. The Board of Directors determined that the receipt of these proceeds constituted “First Project Construction Funding” as established under the Arkenol technology agreement. As such, the consolidated statement of operations for the year ended December 31, 2008 reflected the one-time license fee of $1,000,000.  The Company paid the net amount due of $970,000 to the related party on March 9, 2009.

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2010 and 2009, the Company had not incurred any liabilities related to the agreement.

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

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. In October 2009 $175,000 was utilized from the line of credit and in November 2009 the balance was paid in full along with approximately $500 interest.  As of December 31, 2010, there were no amounts outstanding and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000.

Notes Payable

As mentioned in Note 3, on July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 invested by the Company’s Chief Financial Officer.  In 2010 and 2009 no additional notes were issued.

Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”).  The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option.

The fair value of the warrants was $83,736 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 112.6%, risk-free interest rate of 1.1%, dividend yield of 0%, and a term of three (3) years.

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note.  The Company is amortizing the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimates the Loan will be paid back during the quarter ended September 30, 2011. During the year ended December 31, 2010, the Company amortized $9,851 of the discount to interest expense.

NOTE 11 – INCOME TAXES

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

The Company had no estimated state tax liability at December 31, 2010.  There is no current provision or liability for federal reporting purposes, and no deferred income tax expense is recorded since the deferred tax assets have been recorded as discussed below.

The Company's deferred tax assets consist solely of net operating loss carry forwards of approximately $9,386,000 and $8,563,000 at December 31, 2010 and 2009, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State of California purposes they expire in five years beginning in 2011. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used to offset future income, if any. During the years ended December 31, 2010 and 2009, and for the period from March 28, 2006 (Inception) to December 31, 2010, the valuation increased by approximately $822,000, and decreased by approximately $261,000, and increased by approximately $9,386,000, respectively.

The difference between the California statutory rate of approximately 8.83% and the actual provision rate is due to permanent difference required to get to taxable income. These permanent differences relate primarily to the gain on derivative liability and the loss on repurchase of warrants. The Company has not provided a reconciliation to the provision for income taxes for the years ended December 31, 2010 and 2009 as the difference between the statutory rates and the actual provision rate relate to changes in the NOLs and the corresponding valuation allowance.

In addition, the Company is not current in their federal and state income tax filings due to previous delinquencies by Sucre prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

The Company has filed all other United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2006 through 2010 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2005 through 2010 and currently does not have any ongoing tax examinations.

NOTE 12 – SUBSEQUENT EVENTS

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the Purchase Agreement, BlueFire received $150,000 from LPC as an initial purchase under the $10 million commitment in exchange for 428,571 shares of our common stock and warrants to purchase 428,571 shares of our common stock at an exercise price of $0.55 per share. The warrants contain a provision in which the exercise price will be adjusted for future issuances of common stock at prices lower than the current exercise price. We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement must be declared effective by March 31, 2011, LPC has no intention at this time of terminating the Purchase Agreement. After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $9.85 million of future additional funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company controls the timing and amount of any future sales, if any, of shares to LPC.  LPC shall not have the right or the obli gation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15. The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock.  In consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 shares pro rata as LPC purchases up to the remaining $9.85 million. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.  The proceeds received by the Company under the purchase agreement are expected to be used for general working capital purposes. The Company is currently determining the accounting impact of the transaction.