Form 10-Q
period 2011-03-31
Bluefire Renewables, Inc.
filed 2011-05-16
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52361

BLUEFIRE RENEWABLES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4590982
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

31 MUSICK
IRVINE, CA 92618
(Address of principal executive offices)

(949) 588-3767
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2011, there were 29,641,799 shares outstanding of the registrant’s common stock.

Item 1.      Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
 (A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$176,794	$592,359
Department of Energy unbilled receivables	102,833	51,769
Prepaid expenses	43,494	39,258
Total current assets	323,121	683,386

Loan guarantee program costs	272,253	195,698
Property, plant and equipment, net of accumulated depreciation of $75,774 and $69,299, respectively	1,097,703	1,059,068
Total assets	$1,693,077	$1,938,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$447,758	$387,913
Accrued liabilities	103,101	130,650
Note payable to a related party, net of discount of $53,023 and $73,885, respectively	146,977	126,115
Total current liabilities	697,836	644,678

Long term stock warrant liability	624,307	764,615
Total liabilities	1,322,143	1,409,293

Noncontrolling interest - redeemable	787,500	750,000

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,673,971 and 28,555,400 shares issued; and 29,641,799 and 28,523,228 outstanding, as of March 31, 2011 and December 31, 2010, respectively	29,673	28,555
Additional paid-in capital	14,197,276	14,169,756
Treasury stock at cost, 32,172 shares at March 31, 2011 and December 31, 2010	(101,581)	(101,581)
Deficit accumulated during the development stage	(14,541,934)	(14,317,871)
Total stockholders’ deficit	(416,566)	(221,141)

Total liabilities and stockholders’ deficit	$1,693,077	$1,938,152

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2011	2010	2011

Revenues:
Consulting fees	$-	$13,071	$139,766
Department of energy grant	77,700	274,991	6,021,730
Department of energy - unbilled grant revenue	5,393	-	33,661
Total revenues	83,093	288,062	6,195,157

Operating expenses:
Project development including stock based compensation of $0, $0, and $4,468,490, respectively	137,756	482,739	18,473,611
General and administrative including stock based compensation of $12,600, $13,500, and $6,162,419, respectively	405,696	413,714	15,436,971
Related party license fee	-	-	1,000,000
Total operating expenses	543,452	896,453	34,910,582

Operating loss	(460,359)	(608,391)	(28,715,425)

Other income and (expense):
Gain from change in fair value of warrant liability	265,870	1,887,691	2,343,109
Other income	-	454	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	-	-	(686,833)
Interest expense	-	-	(56,097)
Related party interest expense	(29,574)	-	(94,540)
Loss on extinguishment of debt	-	-	(2,818,370)
Loss on the retirements of warrants	-	-	(146,718)
Total other income and (expense)	236,296	1,888,145	(1,414,814)

Income (loss) before income taxes	(224,063)	1,279,754	(30,130,239)
Provision for income taxes	-	-	83,147
Net income (loss)	$(224,063)	$1,279,754	$(30,213,386)

Basic and diluted income (loss) per common share	$(0.01)	$0.05
Weighted average common shares outstanding, basic and diluted	29,340,323	28,264,793

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From March 28, 2006 (inception) Through March 31,
	2011	2010	2011

Cash flows from operating activities:
Net income (loss)	$(224,063)	$1,279,754	$(30,213,386)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Gain from change in the fair value of warrant liability	(265,870)	(1,887,691)	(2,343,109)
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	20,862	-	30,713
Debt issuance costs for rejected loan guarantees	-	-	273,800
Share-based compensation	12,600	13,500	11,403,216
Depreciation	6,475	6,229	76,131
Changes in operating assets and liabilities:
Accounts receivable	-	(13,071)	-
Unbilled receivable	(51,064)	-	(79,331)
Department of Energy grant receivable	-	(67,611)	-
Prepaid expenses and other current assets	(4,236)	(3,954)	(43,496)
Accounts payable	(16,710)	(65,339)	326,981
Accrued liabilities	10,263	(70,507)	120,285
Accrued liabilities related party interest	(8,712)	-	(8,712)
Net cash used in operating activities	(520,455)	(808,690)	(16,634,142)

Cash flows from investing activities:
Acquisition of property and equipment	-	(784)	(217,636)
Construction in progress	(45,110)	-	(934,849)
Net cash used in investing activities	(45,110)	(784)	(1,152,485)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	150,000	-	14,510,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Debt issuance costs	-	(25,000)	(449,498)
Retirement of Aurarian warrants	-	-	(220,000)
Net proceeds from related party notes payable	-	-	200,000
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by (used in) financing activities	150,000	(25,000)	17,963,421

Net increase (decrease) in cash and cash equivalents	(415,565)	(834,474)	176,794

Cash and cash equivalents beginning of period	592,359	2,844,711	-

Cash and cash equivalents end of period	$176,794	$2,010,237	$176,794

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$518	$57,102
Income taxes	$-	$-	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$-
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$37,500	$-	$37,500

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements throughout 2009, 2010, and the first quarter of 2011. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2011, the Company had a negative working capital of approximately $375,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, draw downs on the equity commitment the Company received from Lincoln Park Capital in January 2011, as well as seek additional funding in the form of equity and or debt. As of May 13, 2011, the Company expects the current resources, as well as the resources available in the short term under the Lincoln Park Capital Purchase Agreement, will only be sufficient for a period of between one to two months, depending upon certain funding condition contained herein, unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity and or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During three months ended March 31, 2011 and 2010 and for the period from March 28, 2006 (Inception) to March 31, 2011, research and development costs included in Project Development were approximately $138,000, $483,000, and $14,005,000 respectively.

Fair Value of Financial Instruments

On January 1, 2009, the Company adopted ASC 820 “Fair Value Measurements and Disclosures."  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

As of March 31, 2011, the Company’s warrant liability is considered a level 2 item, see Note 4.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2011, the Company had 3,287,159 options and 6,886,694 warrants outstanding that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss. As of March 31, 2010, the Company had 3,287,159 options and 6,813,494 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company's common stock during the corresponding quarter and thus no shares are considered dilutive under the treasury stock method of accounting.

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

As of May 13, 2011, the Company has received reimbursements of approximately $8,753,000 under these awards.

In 2009 and 2010, our operations had been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1and 2 consist of a total reimbursable amount of $87,560,000, and through May 13, 2011, we have an unreimbursed amount of approximately $78,807,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

August and December 2007 Warrants

As a result of adopting ASC 815 “Derivatives and Hedging” effective January 1, 2009, 6,962,963 of our then issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90 and included ratchet provisions; 5,962,563 warrants expire in December 2012 and 1,000,000 expired in August 2010.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model.

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $272,000, $1,868,000 and $2,023,000 from the change in fair value of these warrants during the three months ended March 31, 2011 and 2010 and the period from Inception to March 31, 2011.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the changed in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants that expired in August 2010, the Company recognized a gain of approximately $19,000 for the change in fair value of these warrants during the three-months ended March 31, 2010.

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

	March 31,	December 31,
	2011	2010
Annual dividend yield	-	-
Expected life (years) of December 2007 issuance	1.8	2.0
Risk-free interest rate	0.80%	0.61%
Expected volatility of December 2007 issuance	122%	125%

January 2011 Warrants

On January 19, 2011, in connection with the Lincoln Park Capital agreement (see Note 8) the Company issued 428,571 common stock warrants.  The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain excluded issuances; if issuances are at prices lower than the current exercise price. Because the warrants were issued in connection with an equity capital raise, the initial value offset additional paid-in capital.  The Company estimated the fair value of the warrants using the Black-Scholes model upon issuance on January 19, 2011 and again at the March 31, 2011 reporting date using the following assumptions:

	March 31,	January 19,
	2011	2011
Annual dividend yield	-	-
Expected life (years) of	4.8	5.0
Risk-free interest rate	2.24%	1.95%
Expected volatility	105%	105%

In connection with the 428,571 warrants to expire in January 2016, the Company recognized a derivative value of the warrants and recorded a liability of approximately $125,600 and a loss of approximately $5,700 from the change in fair value of these warrants during the three months ended March 31, 2011.

The August and December 2007 and January 2011common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

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

Rent expense under non-cancellable leases was approximately $30,900, $0, and $93,000 during the three months ended March 31, 2011, 2010 and the period from March 28, 2006 (Inception) to March 31, 2011, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”).  The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash.

The fair value of the warrants was $83,736 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 112.6%, risk-free interest rate of 1.1%, dividend yield of 0%, and a term of three (3) years.

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note.  The Company is amortizing the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimates the Loan will be paid back during the quarter ended September 30, 2011. During the three months ended March 31, 2011 and 2010, and for the period from March 28, 2006 (Inception) to March 31, 2011, the Company amortized the discount to interest expense of approximately $20,900, $0, and $30,700 respectively.

During the three months ended March 31, 2011 and 2010, and for the period from March 28, 2006 (Inception) to March 31, 2011, the Company recognized interest expense of approximately $8,712, $0, and $8,712 respectively.

NOTE 7 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”).  The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated joint ventures are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accretes the redeemable noncontrolling interest for the total redemption price of $862,500 through the forecasted financial close, estimated to be the end of the third quarter of 2011. Net loss attributable to the redeemable noncontrolling interest for the three months ended March 31, 2011 and during the year ended December 31, 2010 was immaterial and thus not presented on the statement of operations.

For the three months ended March 31, 2011 the Company recognized the accretion of the redeemable noncontrolling interest of $37,500 which was charged to additional paid-in capital.

NOTE 8 -STOCKHOLDERS’ DEFICIT

Stock-Based Compensation under the Company’s Employee Stock Option Plan

During the three months ended March 31, 2011 and 2010, and for the period from March 28, 2006 (Inception) to March 31, 2011, the Company recognized stock-based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively.  There is no additional future compensation expense to record as of March 31, 2011 based on the previous awards.

Shares Issued for Services

The Company expensed and accrued $29,100 in legal fees to be paid in common stock at the 2010 year end as the agreed upon shares had not been issued.  The Company valued the shares to be issued using the closing market price at the end of each quarter when shares were due as the legal services had been provided and there were no future performance criteria.  In March 2011, the Company issued the 60,000 common shares due.

During the three months ended March 31, 2011, the Company issued 30,000 shares of common stock for legal services provided. In connection with this issuance the Company recorded $12,600 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

Stock Purchase Agreement

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  The Company also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement must be declared effective by March 31, 2011, LPC has no intention at this time of terminating the Purchase Agreement.

After the SEC has declared effective the registration statement related to the transaction, The Company has the right, in their sole discretion, over a 30-month period to sell the shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $10 million funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company controls the timing and amount of any future sales, if any, of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15. The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock.  The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

Upon signing the Purchase Agreement, BlueFire received $150,000 from LPC as an initial purchase under the $10 million commitment in exchange for 428,571 shares of our common stock and warrants to purchase 428,571 shares of our common stock at an exercise price of $0.55 per share.  The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain issuances; if issuances are at prices lower than the current exercise price (see Note 4). The warrants have an expiration date of January 2016.

Concurrently, in consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 shares pro rata as LPC purchases up to the remaining $9.85 million.

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

RECENT DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

In 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed the Front-End Loading (FEL) stages 2 and FEL-3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED).

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

On September 27, 2010, the Company announced a contract with Cooper Marine & Timberlands to provide feedstock for the Company’s planned Fulton Project for a period of up to 15 years. Under the agreement, Cooper Marine & Timberlands ("CMT") will supply the project with all of the feedstock required to produce approximately 19-million gallons of ethanol per year from locally sourced cellulosic materials such as wood chips, forest residual chips, pre-commercial thinnings and urban wood waste such as construction waste, storm debris, land clearing; or manufactured wood waste from furniture manufacturing. Under the Agreement, CMT will pursue a least-cost strategy for feedstock supply made possible by the project site's proximity to feedstock sources and the flexibility of BlueFire's process to use a wide spectrum of cellulosic waste materials in pure or mixed forms. CMT, with several chip mills in operation in Mississippi and Alabama, is a member company of Cooper/T. Smith one of America's oldest and largest stevedoring and maritime related firms with operations on all three U.S. coasts and foreign operations in Central and South America.

On September 20, 2010, the Company announced an off-take agreement with Tenaska BioFuels, LLC (“TBF”) for the purchase and sale of all ethanol produced at the Company’s planned Fulton Project. Pricing of the 15-year contract follows a market-based formula structured to capture the premium allowed for cellulosic ethanol compared to corn-based ethanol giving the Company a credit worthy contract to support financing of the project.  Despite the long-term nature of the contract, the Company is not precluded from the upside in the coming years as fuel prices rise. TBF, a marketing affiliate of Tenaska, provides procurement and marketing, supply chain management, physical delivery, and financial services to customers in the agriculture and energy markets, including the ethanol and biodiesel industries.  In business since 1987, Tenaska is one of the largest independent power producers.

On August 4, 2010, the Company submitted a loan guarantee request to the USDA for $250 million for the Fulton Project. The application is under review to determine if it meets the requirements set forth in the Section 9003 Loan Guarantee program. No time line is available for response on the application.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

Revenue for the three months ended March 31, 2011 and 2010, were approximately $83,000 and $288,000, respectively, and was primarily related to a federal grant from the United States Department of Energy, (“U.S. DOE” or “DOE”). The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to the DOE reimbursing an increased proportion to fund Construction in Progress as compared to funding the development activities and due to limitations of capital.

Project Development

For the first quarter in 2011, our project development costs were approximately $138,000, compared to project development costs of $483,000 for the same period during 2010.  The decrease in project development costs is due to the increase of cost capitalized to Construction in Progress which commenced in the second quarter of fiscal 2010.

General and Administrative Expenses

General and Administrative Expenses were approximately $406,000 for the first quarter of 2011, compared to $414,000 for the same period in 2010. The decrease in general and administrative costs is mainly due to the increased activity at the project level, mostly related to the Fulton facility.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.   As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of March 31, 2011, we had cash and cash equivalents of approximately $177,000. As of May 10, 2011, we had cash and cash equivalents of approximately $18,000.

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

Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt instruments, our equity purchase agreement consummated with LPC in January 2011 (as discussed herein), as well as seek additional funding in the form of equity or debt. As of May 13, 2011, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of between one to two months, depending upon certain funding conditions contained herein, unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the quarter ended March 31, 2011, we invested approximately $45,000, net of DOE reimbursements, in construction activities at our Fulton Project, compared with $0 in the similar period in 2010.  This increase was due to the commencement of engineering and other capitalizable costs in connection with the development of the Fulton Project in the second quarter of 2010. The Company previously expensed a majority of these expenditures as project development costs as they did not qualify for capitalization.

We received net proceeds from LPC of $150,000 during the three months ended March 31, 2011 for shares of the Company’s common stock and warrants.  There were no such financing transactions during the three months ending March 31, 2010 as cash on hand was sufficient to fund operations.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

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

Item 1A.   Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 7, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period ended March 31, 2011, that were not otherwise disclosed in a current report on Form 8-K.

Item 3.      Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.      (Removed & Reserved).

Item 5.      Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits.

Exhibit Number	Description of Document
4.1	Warrant, dated January 19, 2011 (as filed as Exhibit 4.1 to a Current Report on Form 8-K, filed on January 24, 2011)
10.1	Purchase Agreement, dated January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on January 24, 2011)
10.2
Registration Rights Agreement, dated January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on January 24, 2011)

10.3	Director Agreement, dated March 1, 2011, by and between the Company and Joseph Sparano (as filed as Exhibit 10.1 to a Current Report on Form 8-K, filed on March 8, 2011)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann, Principal Executive Officer of the Company*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott, Principal Financial Officer of the Company*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Arnold Klann, Principal Executive Officer of the Company*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher Scott, Principal Financial Officer of the Company*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Dated: May 13, 2011	/s/ Arnold Klann
Arnold Klann
Chief Executive Officer

Dated: May 13, 2011	/s/ Christopher Scott
Christopher Scott
Chief Financial Officer