Form 10-Q
period 2011-06-30
Bluefire Renewables, Inc.
filed 2011-08-11
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

As of August 8, 2011, there were 30,251,421 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$121,459	$592,359
Accounts receivables	3,849	-
Department of Energy receivables	20,817	-
Department of Energy unbilled receivables	13,280	51,769
Prepaid expenses	27,755	39,258
Total current assets	187,160	683,386

Debt issuance costs	298,912	195,698
Property, plant and equipment, net of accumulated depreciation of $81,268 and $69,299, respectively	1,128,559	1,059,068
Total assets	$1,614,631	$1,938,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$492,889	$387,913
Accrued liabilities	105,711	130,650
Note payable to a related party, net of discount of $26,656 and $73,885, respectively	173,344	126,115
Total current liabilities	771,944	644,678

Long term stock warrant liability	126,421	764,615
Total liabilities	898,365	1,409,293

Noncontrolling interest - redeemable	825,000	750,000

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,984,058 and 28,555,400 shares issued; and 29,951,886 and 28,523,228 outstanding, as of June 30, 2011 and December 31, 2010, respectively	29,984	28,555
Additional paid-in capital	14,240,715	14,169,756
Treasury stock at cost, 32,172 shares at June 30, 2011 and December 31, 2010	(101,581)	(101,581)
Deficit accumulated during the development stage	(14,277,852)	(14,317,871)
Total stockholders’ deficit	(108,734)	(221,141)

Total liabilities and stockholders’ deficit	$1,614,631	$1,938,152

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,	From March 28, 2006 (inception) Through June 30,
	2011	2010	2011	2010	2011

Revenues:
Consulting fees	$3,849	$34,125	$3,849	$47,196	$143,615
Department of energy grant	250,288	141,432	327,988	416,422	6,272,018
Department of energy - unbilled grant revenue	7,887	950	13,280	950	41,548
Total revenues	262,024	176,507	345,117	464,568	6,457,181

Operating expenses:
Project development	132,749	233,056	270,506	715,795	18,606,361
General and administrative	329,232	327,877	734,928	741,591	15,766,203
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	461,981	560,933	1,005,434	1,457,386	35,372,564

Operating loss	(199,957)	(384,426)	(660,317)	(992,818)	(28,915,383)

Other income and (expense):
Gain from change in fair value of warrant liability	497,886	308,876	763,756	2,196,567	2,840,995
Other income	-	131	-	586	256,295
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	-	-	-	-	(686,833)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	(33,846)	-	(63,420)	-	(128,386)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Loss on the retirements of warrants	-	-	-	-	(146,718)
Total other income or (expense)	$464,040	$309,007	$700,336	$2,197,153	$(950,774)

Income (loss) before income taxes	264,083	(75,419)	40,019	1,204,335	(29,866,157)
Provision for income taxes	-	-	-	-	83,147
Net income (loss)	264,083	(75,419)	40,019	1,204,335	(29,949,304)

Basic and diluted loss per common share	$0.01	$0.00	$0.00	$0.04
Weighted average common shares outstanding, basic and diluted	29,781,412	28,363,271	29,562,086	28,314,579

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	From March 28, 2006 (inception) Through June 30,
	2011	2010	2011

Cash flows from operating activities:
Net income (loss)	$40,019	$1,204,335	$(29,949,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Gain from change in the fair value of warrant liability	(763,756)	(2,196,567)	(2,840,995)
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	47,229	-	57,080
Debt issuance costs for rejected loan guarantees	-	-	273,800
Share-based compensation	23,850	33,250	11,414,466
Depreciation	11,969	12,549	81,625
Changes in operating assets and liabilities:
Accounts receivable	(3,849)	(32,000)	(3,849)
Unbilled receivable	38,489	-	10,222
Department of Energy grant receivable	(20,817)	(49,439)	(20,817)
Prepaid expenses and other current assets	11,503	(32,517)	(27,757)
Accounts payable	1,762	54,389	345,453
Accrued liabilities	(12,030)	(134,422)	97,992
Accrued liabilities related party interest	16,191	-	16,191
Net cash used in operating activities	(609,440)	(1,140,422)	(16,723,127)

Cash flows from investing activities:
Acquisition of property and equipment	-	(5,508)	(217,636)
Construction in progress	(81,460)	(5,219)	(971,199)
Net cash used in investing activities	(81,460)	(10,727)	(1,188,835)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	220,000	-	14,580,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Debt issuance costs	-	(39,280)	(449,498)
Retirement of Aurarian warrants	-	-	(220,000)
Net proceeds from related party notes payable	-	-	200,000
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by (used in) financing activities	220,000	(39,280)	18,033,421

Net increase (decrease) in cash and cash equivalents	(470,900)	(1,190,429)	121,459

Cash and cash equivalents beginning of period	592,359	2,844,711	-

Cash and cash equivalents end of period	$121,459	$1,654,282	$121,459

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$57,102
Income taxes	$-	$-	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$348,623	$21,348
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$75,000	$-	$75,000

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Renewables, Inc. (“BlueFire” or the “Company”) was incorporated in the State of Nevada on March 28, 2006 (“Inception”) under the name BlueFire Ethanol Fuels, Inc. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and U.S. Department of Energy ("DOE") reimbursements throughout 2009, 2010, and the first half of 2011. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of June 30, 2011, the Company had a negative working capital of approximately $585,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2011, the Company intends to fund its operations with reimbursements under the DOE contract, draw downs on the equity commitment the Company received from Lincoln Park Capital Fund, LLC, an Illinois limited liability company ("LPC") in January 2011, as well as seek additional funding in the form of equity and or debt. As of August 8, 2011, the Company expects the current resources, as well as the resources available in the short term under the LPC $10 million Purchase Agreement (the "Purchase Agreement"), will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity and or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

In June 2011 it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1.  The Company and DOE tentatively agreed to net overpayments with monies still available to the Company of approximately $366,000 under Award 1 in order to further its completion. While the above terms have been tentatively agreed to, the method and process in which the matter is resolved is still in process.  See Note 3 for further details.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction.

As of June 30, 2011 the Fulton Project site prep work has been done, and the project is awaiting further funds for construction.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC").  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiary, BlueFire Ethanol, Inc.,  BlueFire Ethanol Lancaster, LLC and BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold) are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Project Development

Project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities.  During the three and six months ended June 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to June 30, 2011, research and development costs included in Project Development expense were approximately $133,000, $233,000, $271,000, $716,000 and $14,138,000  respectively.

Fair Value of Financial Instruments

Fair value is defined as the exchange price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2011, the Company’s warrant liability is considered a level 2 item, see Note 4.

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

As of June 30, 2011, the Company had 3,287,159 options and 6,886,694 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding three and six-month period then ended, and thus no shares are considered dilutive under the treasury stock method of accounting   As of June 30, 2010, the Company had 3,287,159 options and 6,813,494 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company's common stock during the corresponding six-month period then ended.  For the three-months ended June 30, 2010 the applicable options and warrants were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over a period ranging from one to five years, except land which is not depreciated. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. During the year ended December 31, 2010, the Company began to capitalize costs in connection with the construction of its Fulton plant. A portion of these costs were reimbursed under the DOE grant discussed in Note 3. Reimbursements received for capitalized costs were treated as a reduction of those costs.

Redeemable - Noncontrolling Interest

Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside permanent equity. All noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net income or loss available to the Company. The Company accretes the redemption value of the redeemable noncontrolling interest over the estimated redemption period.

NOTE 3 – DEVELOPMENT CONTRACTS

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the DOE's cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.

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

As of August 8, 2011, the Company has received reimbursements of approximately $9,139,000 under these awards.

In 2009 and 2010, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of approximately $87,560,000, and through August 8, 2011, we have an unreimbursed amount of approximately $78,421,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

In June 2011 it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made during the reimbursement process over the course of the award. The DOE and the Company reached a tentative agreement that in combination, as a result of the unused grant award money left in Award 1 of approximately $366,000, the Company had no liability to the DOE as of June 30, 2011 and the Company could proceed towards completion of Award 1. While completion of the award under the above terms has been tentatively agreed to, the method and process in which Award 1 is completed is still in process. Based on said agreement, Management does not believe it is probable any recourse arising from overpayment will be realized at this time.

NOTE 4 - OUTSTANDING WARRANT LIABILITY

August and December 2007 Warrants

As a result of adopting Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” effective January 1, 2009, 6,962,963 of our then issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90 and included ratchet provisions; 5,962,563 warrants expire in December 2012 and 1,000,000 expired in August 2010.  As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model.

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $412,000, $309,000, $683,000, $2,177,000, and $2,434,000 from the change in fair value of these warrants during the three and six-months ended June 30, 2011 and 2010 and the period from Inception to June 30, 2011.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the changed in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants that expired in August 2010, the Company recognized a gain of approximately $200 for the change in fair value of these warrants during the three-months ended June 30, 2010.

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

	June 30,	December 31,
	2011	2010
Annual dividend yield	-	-
Expected life (years) of December 2007 issuance	1.5	2.0
Risk-free interest rate	0.50%	0.61%
Expected volatility of December 2007 issuance	128%	125%

January 2011 Warrants

On January 19, 2011, in connection with the Purchase Agreement (see Note 8) the Company issued 428,571 common stock warrants.  The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain excluded issuances; if issuances are at prices lower than the current exercise price. Because the warrants were issued in connection with an equity capital raise, the initial value offset additional paid-in capital.  The Company estimated the fair value of the warrants using the Black-Scholes model upon issuance on January 19, 2011 and at the June 30, 2011 reporting date using the following assumptions:

	June 30,	January 19,
	2011	2011
Annual dividend yield	-	-
Expected life (years) of	4.6	5.0
Risk-free interest rate	1.76%	1.95%
Expected volatility	105%	105%

In connection with the 428,571 warrants to expire in January 2016, the Company recognized a derivative value of the warrants and recorded a liability of approximately $125,600 and a gains of approximately $86,000, $0, $80,400, $0 and $80,400 from the change in fair value of these warrants during the three and six-months ended June 30, 2011 and 2010 and the period from Inception to June 30, 2011.

The August and December 2007 and January 2011 common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

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

Rent expense under non-cancellable leases was approximately $30,900, $0, $61,800, $0, and $123,900 during the three and six-months ended June 30, 2011 and 2010 and the period from March 28, 2006 (Inception) to June 30, 2011, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”).  The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash.

The fair value of the warrants was $83,736 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 112.6%, risk-free interest rate of 1.1%, dividend yield of 0%, and a term of three (3) years.

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note.  The Company is amortizing the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimates the Loan will be paid back during the quarter ended September 30, 2011. During the three and six-months ended June 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to June 30, 2011, the Company amortized the discount to interest expense of approximately $26,400, $0, $47,200, $0 and $57,100 respectively.

NOTE 7 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”).  The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated subsidiary are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accretes the redeemable noncontrolling interest for the total redemption price of $862,500 through the forecasted financial close of a qualified financing, estimated to be the end of the third quarter of 2011. Net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2011, and for the period from March 28, 2006 (Inception) to June 30, 2011 was immaterial and thus not presented on the statement of operations.

For the three and six-months ended June 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to June 30, 2011 the Company recognized the accretion of the redeemable noncontrolling interest of $37,500, $0, $75,000, $0, and $75,000 respectively which was charged to additional paid-in capital.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Stock-Based Compensation under the Company’s Employee Stock Option Plan

During the three and six-months ended June 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to June 30, 2011, the Company recognized stock-based compensation, including consultants, of approximately $0, $0, $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, $0, $0, and $4,368,000 to project development expenses, respectively.  There is no additional future compensation expense to record as of June 30, 2011 based on the previous awards.

Shares Issued for Services

During the six months ended June 30, 2011, the Company issued 116,042 shares of common stock for legal and professional services provided.  Of these shares, 60,000 were issued in March 2011for $29,100 in legal fees that were to be paid in common stock at the 2010 year end as the agreed upon shares had not been issued.  The Company valued the shares to be issued using the closing market price at the end of each quarter when shares were due as the legal services had been provided and there were no future performance criteria.  In March 2011, the Company issued the 60,000 common shares due. In connection with the issuance of the remaining 56,042 shares,  the Company recorded $23,850 in legal and professional fees expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

Stock Purchase Agreement

On January 19, 2011, the Company entered into the Purchase Agreement with LPC.  The Company also entered into a registration rights agreement with LPC whereby, we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the Purchase Agreement's execution. This registration statement was filed on or around February 11, 2011 and was declared effective on May 10, 2011.

Once the SEC declared effective the registration statement related to the transaction, the Company has the right, in their sole discretion, over a 30-month period to sell the shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

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

Upon signing the Purchase Agreement, BlueFire received $150,000 from LPC as an initial purchase under the $10 million commitment in exchange for 428,571 shares of our common stock and warrants to purchase 428,571 shares of our common stock at an exercise price of $0.55 per share.  The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain issuances, if issuances are at prices lower than the current exercise price (see Note 4). The warrants have an expiration date of January 2016.

Concurrently, in consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 shares pro rata as LPC purchases up to the remaining $9.85 million. As of August 8, 2011, the Company has issued 5,482 of the pro rata shares due to LPC.

During the three and six-months ended June 30, 2011 and for the period from March 28, 2006 (Inception) to June 30, 2011, the Company sold 284,045 shares to LPC respectively for a value of approximately $70,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our initial planned biorefineries in North America are projected as follows:

•
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Biorefinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2011 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, this project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of June 30, 2011, BlueFire has been reimbursed approximately $9,097,000 from the DOE under this award.  In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. In November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. As of June 30, 2011, the Company is working with the USDA Loan Guarantee Office to provide a loan guarantee for the Fulton Project.

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
* Electrical Equipment List
* Line List
* Instrument Index

In November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”).  As of June 30, 2011, the Company is working with the USDA Loan Guarantee Office to provide a loan guarantee for the Fulton Project.

On September 27, 2010, the Company announced a contract with Cooper Marine & Timberlands to provide feedstock for the Company’s planned Fulton Project for a period of up to 15 years. Under the agreement, Cooper Marine & Timberlands (“CMT”) will supply the project with all of the feedstock required to produce approximately 19-million gallons of ethanol per year from locally sourced cellulosic materials such as wood chips, forest residual chips, pre-commercial thinnings and urban wood waste such as construction waste, storm debris, land clearing; or manufactured wood waste from furniture manufacturing. Under the Agreement, CMT will pursue a least-cost strategy for feedstock supply made possible by the project site’s proximity to feedstock sources and the flexibility of BlueFire’s process to use a wide spectrum of cellulosic waste materials in pure or mixed forms. CMT, with several chip mills in operation in Mississippi and Alabama, is a member company of Cooper/T. Smith one of America’s oldest and largest stevedoring and maritime related firms with operations on all three U.S. coasts and foreign operations in Central and South America.

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

On August 4, 2010, the Company submitted a loan guarantee request to the USDA for $250 million for the Fulton Project. The application is under review to determine if it meets the requirements set forth in the Section 9003 Loan Guarantee program. As of June 30, 2011, the Company is working with the USDA Loan Guarantee Office to provide a loan guarantee for the Fulton Project. No time line is available for response on the application.

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

RESULTS OF OPERATIONS

Three months Ended June 30, 2011 Compared to the three months Ended June 30, 2010

Revenue

Revenue for the three months ended June 30, 2011 and 2010, was approximately $262,000 and $177,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the three months ended June 30, 2011, our project development costs were approximately $133,000, compared to project development costs of $233,000 for the same period during 2010.  The decrease in project development costs is mainly due to the commencement of cost capitalization related to the Fulton facility during the second quarter of 2010.

General and Administrative Expenses

General and Administrative Expenses were approximately $329,000 for the three months ended June 30, 2011, compared to $328,000 for the same period in 2010. The relative constant amount in general and administrative costs is mainly due to the continued activity at the project level, mostly related to the Fulton facility.

Six months Ended June 30, 2011 Compared to the six months Ended June 30, 2010

Revenue

Revenue for the six months ended June 30, 2011 and 2010, was approximately $345,000 and $465,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the six months ended June 30, 2011, our project development costs were approximately $271,000, compared to project development costs of $716,000 for the same period during 2010.  The decrease in project development costs is mainly due to the commencement of cost capitalization related to the Fulton facility during the second quarter of 2010.

General and Administrative Expenses

General and Administrative Expenses were approximately $735,000 for the six months ended June 30, 2011, compared to $742,000 for the same period in 2010. The relative constant amount in general and administrative costs is mainly due to the continued activity at the project level, mostly related to the Fulton facility.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses.   As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of June 30, 2011, we had cash and cash equivalents of approximately $121,000. As of August 5, 2011, we had cash and cash equivalents of approximately $5,600.

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

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”).  The Company maintains a 99% ownership interest in BlueFire Fulton. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining a qualified financing for the construction of the Fulton Project.

Once the SEC declared effective the registration statement related to the Purchase Agreement, the Company has the right, in their sole discretion, over a 30-month period to sell the shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In 2011, the Company intends to fund its operations with reimbursements under the DOE contract, from the sale of Fulton Project equity ownership, from the sale of debt instruments, the Purchase Agreement consummated with LPC in January 2011 (as discussed herein), as well as seek additional funding in the form of equity or debt. As of August 8, 2011, the Company expects the current resources, as well as the resources available in the short term under the Purchase Agreement, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant cost cutting measures are taken. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

In June 2011 it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made during the reimbursement process over the course of the award. The DOE and the Company reached a  tentative agreement that in combination, as a result of the unused grant award money left in Award 1 of approximately $366,000, the Company had no liability to the DOE as of June 30, 2011 and the Company could proceed towards completion of Award 1. While completion of the award under the above terms has been tentatively agreed to, the method and process in which Award 1 is completed is still in process. Based on said agreement, Management does not believe it is probable any recourse arising from overpayment will be realized at this time. If the final terms and method to complete Award 1 significantly change and the Company is required to expend additional monies to eliminate any overpayments received during the Award 1 cost-share program, the Company may not be able make such expenditures until additional financing is received.   The exact amount of expenditures required to eliminate any overpayment is based on the cost-share application rate at the time of reimbursement, which fluctuates continuously based on operations.

Changes in Cash Flows

During the six months ended June 30, 2011, we invested approximately $548,000 and received DOE reimbursements of approximately $467,000 for a net DOE reimbursements of approximately $81,000, in construction activities at our Fulton Project, compared with $5,000, net of DOE reimbursements in the similar period in 2010.  This invested increase was due to the continuing engineering and other capitalizable costs in connection with the development of the Fulton Project in the first half of 2011. During the same period in 2010, the Company previously expensed a majority of these expenditures as project development costs as they did not qualify for capitalization until the second quarter of 2010.  The increase in the DOE reimbursements was due to the increased work at the Fulton site in partnership with the County of Itawamba of the State of Mississippi and their contributing costs share.

We received net proceeds from LPC of $220,000 during the six months ended June 30, 2011, for shares of the Company’s common stock and warrants.  There were no such financing transactions during the six months ending June 30, 2010, as cash on hand was sufficient to fund operations.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed consolidated financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.      Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2011, other than those previously reported in a Current Report on Form 8-K.

Item 3.      Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.      (Removed & Reserved).

Item 5.      Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Arnold Klann, Principal Executive Officer of the Company*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Christopher Scott, Principal Financial Officer of the Company*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Arnold Klann, Principal Executive Officer of the Company*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher Scott, Principal Financial Officer of the Company*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Dated: August 11, 2011	/s/ Arnold Klann
Arnold Klann
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2011	/s/ Christopher Scott
Christopher Scott
Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)