Form 10-Q
period 2011-09-30
Bluefire Renewables, Inc.
filed 2011-11-14
CIK 1370489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of November 11, 2011, there were 31,004,563 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$11,471	$592,359
Department of Energy unbilled receivables	114,093	51,769
Prepaid expenses	18,334	39,258
Total current assets	143,898	683,386

Debt issuance costs	-	195,698
Property, plant and equipment, net of accumulated depreciation of $85,126 and $69,299, respectively	1,174,217	1,059,068
Total assets	$1,318,115	$1,938,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$618,913	$387,913
Accrued liabilities	250,789	130,650
Note payable to a related party, net of discount of $0 and $73,885, respectively	200,000	126,115
Total current liabilities	1,069,702	644,678

Long term stock warrant liability	91,226	764,615
Total liabilities	1,160,928	1,409,293

Noncontrolling interest - redeemable	862,500	750,000

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,399,530 and 28,555,400 shares issued; and 30,367,358 and 28,523,228 outstanding, as of September 30, 2011 and December 31, 2010, respectively	30,399	28,555
Additional paid-in capital	14,275,732	14,169,756
Treasury stock at cost, 32,172 shares at September 30, 2011 and December 31, 2010	(101,581)	(101,581)
Deficit accumulated during the development stage	(14,909,863)	(14,317,871)
Total stockholders’ deficit	(705,313)	(221,141)

Total liabilities and stockholders’ deficit	$1,318,115	$1,938,152

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the Nine Months ended September 30,	For the Nine Months ended September 30,	From March 28, 2006 (inception) Through September 30,
	2011	2010	2011	2010	2011

Revenues:
Consulting fees	$-	$-	$3,849	$47,196	$143,615
Department of energy grant	36,382	74,787	364,370	491,209	6,308,400
Department of energy - unbilled grant revenue	100,813	-	114,093	-	142,361
Total revenues	137,195	74,787	482,312	538,405	6,594,376

Operating expenses:
Project development	158,105	241,161	428,611	956,956	18,764,466
General and administrative	612,078	543,295	1,347,006	1,283,935	16,378,281
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	770,183	784,456	1,775,617	2,240,891	36,142,747

Operating loss	(632,988)	(709,669)	(1,293,305)	(1,702,486)	(29,548,371)

Other income and (expense):
Gain (Loss) from change in fair value of warrant liability	35,195	(847,181)	798,951	1,349,386	2,876,190
Other income	-	519	-	1,104	256,295
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	-	-	-	-	(686,833)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	(34,218)	-	(97,638)	-	(162,604)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Loss on the retirements of warrants	-	-	-	-	(146,718)
Total other income or (expense)	$977	$(846,662)	$701,313	$1,350,490	$(949,797)

Loss before income taxes	(632,011)	(1,556,331)	(591,992)	(351,996)	(30,498,168)
Provision for income taxes	-	-	-	-	83,147
Net loss	(632,011)	(1,556,331)	(591,992)	(351,996)	(30,581,315)

Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	30,205,294	28,507,902	29,728,327	28,381,276

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	From March 28, 2006 (inception) Through September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(591,992)	$(351,996)	$(30,581,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Gain from change in the fair value of warrant liability	(798,951)	(1,349,386)	(2,876,190)
Common stock issued for interest on Convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	73,885	-	83,736
Debt issuance costs for rejected loan guarantees	309,834	-	583,634
Share-based compensation	46,782	40,449	11,437,399
Depreciation	15,827	19,036	85,482
Changes in operating assets and liabilities:
Department of Energy receivable	-	59,199	-
Unbilled receivable	(62,324)	-	(90,591)
Prepaid expenses and other current assets	20,924	11,614	(18,336)
Accounts payable	116,864	343,454	460,555
Accrued liabilities	145,486	(117,426)	255,508
Accrued interest, related party	23,753	-	23,753
Net cash used in operating activities	(699,912)	(1,345,056)	(16,813,599)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	(130,976)	(633,728)	(1,020,715)
Net cash used in investing activities	(130,976)	(633,728)	(1,238,351)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	250,000	-	14,610,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	116,000
Repayment of related party notes payable	-	-	(116,000)
Debt issuance costs	-	(348,211)	(449,498)
Retirement of Aurarian warrants	-	-	(220,000)
Net proceeds from related party notes payable	-	-	200,000
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by (used in) financing activities	250,000	(348,211)	18,063,421

Net increase (decrease) in cash and cash equivalents	(580,888)	(2,326,995)	11,471

Cash and cash equivalents beginning of period	592,359	2,844,711	-

Cash and cash equivalents end of period	$11,471	$517,716	$11,471

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$57,102
Income taxes	$-	$-	$18,096

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$100,004	$21,348
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$112,500	$-	$112,500

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Renewables, Inc. (“BlueFire” or the “Company”) was incorporated in the State of Nevada on March 28, 2006 (“Inception”), under the name BlueFire Ethanol Fuels, Inc. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and U.S. Department of Energy ("DOE") reimbursements throughout 2009, 2010, and the first nine months of 2011. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of September 30, 2011, the Company had a negative working capital of approximately $926,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt or equity instruments,  and our equity purchase agreement consummated with LPC in January 2011 (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of November 11, 2011, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain applicable permits until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. The company has until the end of 2011 to extend this project’s permits an additional year while we await potential financing.The Company sees this project on hold until we receive the funding to construct the facility.

In June 2011 it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1. The Company and DOE tentatively agreed to net overpayments with monies still available to the Company of approximately $366,000 under Award 1 in order to further its completion. While the above terms have been tentatively agreed to, the method and process in which the matter is resolved is still in process. Based on information provided in Note 3, the Company has not accrued any amounts in the accompanying financial statements. If demand for payment were to be made by the DOE, our cash flow intended for operations would be negatively effected.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction.

As of September 30, 2011, the Fulton Project site prep work has been done, and the project is awaiting further funds for construction.

The Company was notified by its lender in October 2011 (the “Lender”) for the Company’s United States Department of Agriculture (the “USDA”) loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program.  The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration.

The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender.  However, due to the USDA’s initial rejection, the Company wrote-off all associated debt issuance costs to general and administrative expense, amounting to $309,834 in the accompanying consolidated statement of operations for the three and nine-months ended September 30, 2011.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to September 30, 2011, research and development costs included in Project Development expense were approximately $158,000, $241,000, $429,000, $957,000 and $18,764,000 respectively.

Fair Value of Financial Instruments

Fair value is defined as the exchange price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2011, the Company’s warrant liability is considered a level 2 item, see Note 4.

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

As of September 30, 2011, the Company had 3,287,159 options and 6,886,694 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding three and nine-month period then ended, and thus no shares are considered dilutive under the treasury stock method of accounting as of September 30, 2010. For the three and nine-months ended September 30, 2010 the applicable options and warrants were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over a period ranging from one to five years, except land which is not depreciated. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. During the year ended December 31, 2010, the Company began to capitalize costs in connection with the construction of its Fulton plant. A portion of these costs are reimbursed under the DOE grant discussed in Note 3. Reimbursements received for capitalized costs are treated as a reduction of those costs.

Redeemable - Noncontrolling Interest

Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside permanent equity. All noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net income or loss available to the Company. The Company accretes the redemption value of the redeemable noncontrolling interest over the estimated redemption period.  As of September 30, 2011 the Company has accreted the full redemption value.

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

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This brings the DOE’s total award to the Fulton project to approximately $88 million. This includes a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. The Company has completed negotiations with the DOE for Phase II of its DOE Biorefinery project and the funds have been obligated.

The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Grant award reimbursements are recorded either as contra assets or as revenues depending upon whether the reimbursement is for capitalized costs or expenses paid by the Company.  Contra capitalized cost and revenues from the grant are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the asset or expense.  The Company recognizes unbilled receivables for those costs that have been incurred during a period but not yet paid at period end, and are otherwise reimbursable under the terms of the grant.  Realization of unbilled receivables are dependent on the Company’s ability to meet their obligation for payment to vendors of reimbursable costs.

As of November 7, 2011, the Company has received reimbursements of approximately $9,189,000 under these awards.

In 2009 and 2010, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of approximately $87,560,000, and through November 7, 2011, we have an unreimbursed amount of approximately $78,371,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made during the reimbursement process over the course of the award. The DOE and the Company reached a tentative agreement that in combination, as a result of the unused grant award money left in Award 1 of approximately $366,000, the Company had no liability to the DOE as of September 30, 2011 and the Company could proceed towards completion of Award 1. While completion of the award under the above terms has been tentatively agreed to, the method and process in which Award 1 is completed is still in process. Management does not believe it is probable any recourse arising from overpayment will be realized at this time, and ultimate resolution may be delayed until Award 1 is officially closed and a cumulative to date review of project costs and reimbursements can be made, or our contracting officer makes a demand for payment.  Neither of these events has occurred, nor has the DOE withheld payments to the Company on recent reimbursements.

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

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains or (losses) of approximately $35,000, ($847,000), $708,700, $1,349,000, and $2,785,700 from the change in fair value of these warrants during the three and nine months ended September 30, 2011 and 2010 and the period from Inception to September 30, 2011.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the changed in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants that expired in August 2010, the Company recognized a gain of approximately $200 for the change in fair value of these warrants during the three-months ended September 30, 2010.

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

	September 30,	December 31,
	2011	2010
Annual dividend yield	-	-
Expected life (years) of December 2007 issuance	1.3	2.0
Risk-free interest rate	0.13%	0.61%
Expected volatility of December 2007 issuance	137%	125%

January 2011 Warrants

On January 19, 2011, in connection with the Purchase Agreement (see Note 8) the Company issued 428,571 common stock warrants. The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain excluded issuances; if issuances are at prices lower than the current exercise price. Because the warrants were issued in connection with an equity capital raise, the initial value offset additional paid-in capital. The Company estimated the fair value of the warrants using the Black-Scholes model upon issuance on January 19, 2011 and at the September 30, 2011, reporting date using the following assumptions:

	September 30,	January 19,
	2011	2011
Annual dividend yield	-	-
Expected life (years) of	4.3	5.0
Risk-free interest rate	.96%	1.95%
Expected volatility	102%	105%

In connection with the 428,571 warrants to expire in January 2016, the Company recognized a derivative value of the warrants and recorded a liability of approximately $125,600 and a gains of approximately $9,800, $0, $90,300, $0 and $90,300 from the change in fair value of these warrants during the three and nine-months ended September 30, 2011 and 2010 and the period from Inception to September 30, 2011.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $92,700, $30,900, and $123,600 during the three and nine-months ended September 30, 2011 and 2010 and the period from March 28, 2006 (Inception) to September 30, 2011, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “CEO/Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the CEO/Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the CEO/Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the CEO/Lender’s option; and (ii) issue the CEO/Lender warrants allowing the CEO/Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash.

The fair value of the warrants was $83,736 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 112.6%, risk-free interest rate of 1.1%, dividend yield of 0%, and a term of three (3) years.

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three and nine-months ended September 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to September 30, 2011, the Company amortized the discount to interest expense of approximately $26,700, $0, $73,900, $0 and $83,800 respectively.

NOTE 7 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated subsidiary are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 as of September 30, 2011.  This was estimated in the June 30, 2011 Form 10-Q to be the forecasted financial close of a qualified financing.  Since financing has not been incurred but progress has been made that may facilitate funding albeit unknown as to the timing of such funding, the Company has decided not to re-estimate the timing of financing and disclose the total redemption price of $862,500. Net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2011, and for the period from March 28, 2006 (Inception) to September 30, 2011 was immaterial and thus not presented on the statement of operations.

For the three and nine-months ended September 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to September 30, 2011 the Company recognized the accretion of the redeemable noncontrolling interest of $37,500, $0, $112,500, $0, and $112,500 respectively which was charged to additional paid-in capital.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Stock-Based Compensation under the Company’s Employee Stock Option Plan

During the three and nine-months ended September 30, 2011 and 2010, and for the period from March 28, 2006 (Inception) to September 30, 2011, the Company recognized stock-based compensation, including consultants, of approximately $0, $0, $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, $0, $0, and $4,368,000 to project development expenses, respectively. There is no additional future compensation expense to record as of September 30, 2011 based on the previous awards.

Shares Issued for Services

During the nine months ended September 30, 2011, the Company issued 346,076 shares of common stock for legal and professional services provided. Of these shares, 60,000 were issued in March 2011 for $29,100 in legal fees that were to be paid in common stock at the 2010 year end as the agreed upon shares had not been issued. An additional 167,535 shares were issued in July and August 2011 for $20,000 in accrued legal fees that were outstanding as of June 30, 2011. The Company valued the shares to be issued using the closing market price at the end of the quarter when shares were due as the legal services had been provided and there were no future performance criteria. In connection with the issuance of the remaining 118,541 shares, the Company recorded $46,782 in legal and professional fees expense, during the nine months ended September 30, 2011, which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

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

Concurrently, in consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 shares pro rata as LPC purchases up to the remaining $9.85 million. As of November 7, 2011, the Company has issued 7,919 of the pro rata shares due to LPC.

During the three and nine-months ended September 30, 2011, and 2010, and for the period from March 28, 2006 (Inception) to September 30, 2011, the Company sold 175,438, 0, 459,483, 0, and 469,483 shares to LPC respectively for a value of approximately $30,000, 0, $100,000, 0, and $104,800, respectively.

Note 9 - Subsequent Events

The Company was notified by its lender in October 2011 (the “Lender”) for the Company’s United States Department of Agriculture (the “USDA”) loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program.  The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration.

The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender.

On October 13, 2011 the Company formed SucreSource LLC, a wholly owned subsidiary of BlueFire Renewables, Inc in the state of Nevada. To date SucreSource, LLC does not have any operations.

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of November 11, 2011, the outstanding balance on the line of credit is approximately $19,000.

Subsequent to September 30, 2011 the Company has issued 431,956 shares of common stock for $65,000 under the Purchase Agreement with LPC.

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

Our initial planned biorefineries in North America are projected as follows:

•
A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Biorefinery with the the Department of Energy (“DOE”) Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. The company has until the end of 2011 to extend this project’s permits an additional year while we await potential financing. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2011 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, this project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•
A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of November 7, 2011, BlueFire has been reimbursed approximately $9,189,000 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program.  The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program.  The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender; however, no assurances can be made that the Company will be able to satisfy these requirements. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

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

On August 4, 2010, the Company submitted a loan guarantee request to the USDA for $250 million for the Fulton Project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program.  The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue

Revenue for the three months ended September 30, 2011 and 2010, were approximately $36,000 and $75,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to limitations of capital and decreased activity as the Company seeks funding for the Fulton project.

Unbilled Grant Revenues

Unbilled grant revenues for the three months ended September 31, 2011 and 2010, were approximately $101,000 and $0, respectively. Unbilled grant revenues are those costs that have been incurred during a period but not yet paid at period end, and are otherwise reimbursable under the terms of the DOE grant. The increase in unbilled grant revenues is a result having limited cash resources to pay the related costs.

Project Development

For the third quarter in 2011, our project development costs were approximately $158,000, compared to project development costs of $241,000 for the same period during 2010. The decrease in project development costs is mainly due to the decrease of capital resources available to us in the third quarter of 2011 versus the same period in 2010.

General and Administrative Expenses

General and Administrative Expenses were approximately $632,000 for the third quarter of 2011, compared to $543,000 for the same period in 2010. The increase in general and administrative costs is mainly due to the write-off of $309,834 in debt issuance costs, stemming from the USDA’s rejection of the Company’s application for a loan guarantee.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue

Revenue for the Nine months ended September 30, 2011 and 2010, were approximately $365,000 and $491,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to limitations of capital and decreased activity as the Company seeks funding for the Fulton project.

Unbilled Grant Revenues

Unbilled grant revenues for the nine months ended September 30, 2011 and 2010 were approximately $114,000 and $0, respectively. The increase in unbilled grant revenues is a result of having limited cash resources to pay for reimbursable cost under DOE grant.

Project Development

For the nine months ended September 30, 2011, our project development costs were approximately $429,000, compared to project development costs of $957,000 for the same period during 2010. The decrease in project development costs is mainly due to a decrease in project activities that prepared the site for construction during the 2010 period.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,367,000 for the nine months ended September 30, 2011, compared to $1,283,935 for the same period in 2010. The increase in general and administrative costs is mainly due to the increased allocation of costs away from the project level, since many development activities were completed in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses. As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of September 30, 2011, we had cash and cash equivalents of approximately $11,000. As of November 11, 2011, we had cash and cash equivalents of approximately $47,000.

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

On December 15, 2010, the Company entered into a $200,000 loan agreement (“Loan”) with Arnold Klann, the Chief Executive Officer (“CEO/Lender”). The Loan requires the Company to (i) pay to the CEO/Lender a one-time amount equal to fifteen percent (15%) of the Loan in cash or shares of the Company’s common stock at a value of $0.50 per share, at the CEO/Lender’s option; and (ii) issue the CEO/Lender warrants allowing the CEO/Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars (US$1,000,000) to the Company or one of its subsidiaries. The proceeds from this loan are being used to fund operations.

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

Management has estimated that operating expenses for the next twelve months will be approximately $1,800,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2011, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, and our equity purchase agreement consummated with LPC in January 2011 (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of November 7, 2011, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the nine months ended September 30, 2011, we invested approximately $613,000 and received DOE reimbursements of approximately $482,000 for net DOE reimbursements of approximately $131,000, in construction activities at our Fulton Project, compared with $634,000, net of DOE reimbursements in the similar period in 2010. This invested decrease was due to the decrease of the engineering and other capitalizable costs in connection with the development of the Fulton Project as it has become shovel ready. The decrease in the DOE reimbursements was due to the decrease of work at the Fulton site in partnership with the County of Itawamba of the State of Mississippi and their contributing costs share.

We received net proceeds from LPC of approximately $250,000 nine months, respectively, ended September 30, 2011, for shares of the Company’s common stock and warrants. There were no such financing transactions during the nine months ending September 30, 2010 as cash on hand was sufficient to fund operations.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2011, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed & Reserved).

Item 5. Other Information.

Creation of a Direct Financial Obligation of the Registrant

On November 10, 2011, the Company entered into a revolving credit facility with the CEO/Lender in the maximum amount of forty thousand dollars ($40,000) at an interest rate of 12% per annum (the “Line of Credit”).  Pursuant to the terms of the Line of Credit, the Company is required to pay to the CEO/Lender the outstanding principal balance of any amounts due under the Line of Credit within thirty (30) days of the Company’s receipt of investment financing in the aggregate amount of one hundred thousand dollars ($100,000) (the “Due Date”).   The Company is allowed to repay any outstanding principal or accrued interest on the Line of Credit prior to the Due Date.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Dated: November 14, 2011	/s/ Arnold Klann
Arnold Klann
Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)