Form 10-K
period 2011-12-31
Bluefire Renewables, Inc.
filed 2012-04-16
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $2,482,321. As of April 16, 2012, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 32,776,919.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the ethanol or energy industries;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry;

•	the failure to obtain or loss of any license or permit;

•	success of the Arkenol Technology;

•	changes in our business and growth strategy (including our plant building strategy and co-location strategy), capital improvements or development plans;

•	the availability of additional capital to support capital improvements and development; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this annual report.

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

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “Bluefire”, “Company” or “our company” refers to Bluefire Renewables, Inc.

COMPANY HISTORY

Our Company

We are BlueFire Renewables, Inc., a Nevada corporation. Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or biorefineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to biorefineries worldwide. Our biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology. We may also utilize certain biorefinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation, to accelerate our deployment of the Arkenol Technology.

Company History

We are a Nevada corporation that was initially organized as Atlanta Technology Group, Inc., a Delaware corporation, on October 12, 1993. The Company was re-named Docplus.net Corporation on December 31, 1998, and further re-named Sucre Agricultural Corp. (“Sucre”) and re-domiciled as a Nevada corporation on March 6, 2006. Finally, on May 24, 2006, in anticipation of the reverse merger by which it would acquire BlueFire Ethanol, Inc., a privately held Nevada corporation organized on March 28, 2006, as described below, the Company was re-named to BlueFire Ethanol Fuels, Inc.

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

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On April 13, 2012, the closing price of our Common Stock was $0.38 per share.

Our executive offices are located at 31 Musick, Irvine, California 92618 and our telephone number at such office is (949) 588-3767.

Business of Issuer

Principal Products or Services and Their Markets

Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or biorefineries, to produce ethanol and other biofuels that are viable alternative to fossil fuels, and to provide professional services to biorefineries worldwide. Our biorefineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol.

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

Pilot Plants

From 1994-2000, a test pilot biorefinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment used in the process was also tested and process conditions were verified leading to the issuance of the certain patents in support of the Arkenol Technology. In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot biorefinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation.

Bio-Refinery Projects

We are currently in the development stage of building bio-refineries in North America. We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Briderson Engineering, Inc. (“Brinderson”) provided the preliminary design package, while Briderson completed the detailed engineering design for our Lancaster Biorefinery. We feel this completed design should provide the blueprint for subsequent plant constructions. In 2010, MasTec in conjunction with Zachary Engineering completed the detailed engineering design for our planned Fulton Mississippi plant, also known as the DOE Project, or the Fulton Project.

We intend to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site which is located in Lancaster, California. Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility. The Los Angeles County Planning Commission issued a Conditional Use Permit for the Lancaster Project in July of 2008. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company is evaluating whether or not it’s prudent to extend the project’s permits an additional year while we await potential financing. The Company sees this project on hold until we receive the funding to construct the facility.

In 2009, BlueFire completed the engineering package for the Lancaster Biorefinery, and finalized the Front-End Loading (FEL) 3 stage of engineering for the Lancaster Biorefinery. In 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed the FEL stages 2 and 3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3

* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications
* Energy Balance	* Preliminary Layout	* Definitive Estimate
* Project Charter	* Preliminary Schedule	* Project Execution Plan
	* Preliminary Estimate	* Preliminary 3D Model
* Electrical Equipment List
* Line List
* Instrument Index

We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. This amount is significantly greater than our previous estimations communicated to the public. This is due in part to a combination of significant increases in materials costs in the world market from the last estimate until now, and the complexity of our first commercial deployment. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel will continue to firm up throughout 2012 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates.

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

We are currently in discussions with potential sources of financing for this facility, but no definitive agreements are in place. In 2009, the Company filed for a loan guarantee with the U.S. Department of Energy (“DOE”) for this project, under DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies (“DOE LGPO”). Although the Company was hopeful of being able to secure the guarantee, in 2010, the Company was informed that the loan guarantee was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi.

We are also developing a facility for construction in a joint effort with the DOE. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized our first award for a total approved budget of just under $10,000,000 with the DOE(“Award 1”). Award 1 is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of December 31, 2011, BlueFire has been reimbursed approximately $9,217,869 from the DOE under this award.

In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine and Timberlands Corporation (“Cooper Marine”), (b) off-take for the ethanol of the facility with Tenaska Biofuels LLC (“Tenaska”), and (c) the construction of the facility with MasTec North America Inc. (“MasTec”). Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender; however, no assurances can be made that the Company will be able to satisfy these requirements. As of December 31, 2011, no significant progress has been made with the USDA or the Lender in this regard. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

Between the two proposed facilities (Lancaster, CA and Fulton, MS) we expect them to create more than 1,000 construction/manufacturing jobs and, once in operation, more than 100 new operations and maintenance jobs.

The Company is simultaneously researching and considering other suitable locations for other similar bio-refineries.

Status of Publically Announced Products or Services

In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2012.

Distribution Methods of Products or Services

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants. For example, we will enter into an agreement with an existing refiner or blender to purchase the ethanol and sell it into the Southern California and Mississippi transportation fuels market. Ethanol is currently mandated at a blend level of 10% nationwide which represents an approximately 26+ billion gallon per year market. We are also exploring the potential of onsite blending of E85 (85% ethanol, 15% gasoline) and direct marketing to fueling stations. There are approximately 2,400 E85 fueling stations in the United States.

Competition

Most of the approximately 14 billion gallons of ethanol supply in the United States is derived from corn according to the Renewable Fuels Association (“RFA”) website (HTTP://WWW.ETHANOLRFA.ORG/) and as of March 2012, is produced at approximately 209 facilities, ranging in size from 300,000 to 130 million gallons per year, located predominately in the corn belt in the Midwest.

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

Due to the feedstock variety we process, we are able to locate production facilities in and around the markets where the ethanol will be consumed, thereby giving us a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest and ship the ethanol to the end market.

However, in the area of biomass-to-ethanol production, there are few companies, and no commercial production infrastructure has been built. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

There are approximately 21 next-generation biofuel companies that have received grants from the DOE for development purposes.

Industry Overview

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 (Energy Act of 2007). The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallons of which must come from cellulosic derived fuel. Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

In June 2008, the Food, Conservation and Energy Act of 2008 (the “Farm Bill”) was signed into law. The 2008 Farm Bill also modified existing incentives, including ethanol tax credits and import duties and established a new integrated tax credit of $1.01/gallon for cellulosic biofuels. The Farm Bill also authorized new biofuels loan and grant programs, which will be subject to appropriations, likely starting with the FY2010 budget request.

On February 13, 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) at the urging of President Obama, who signed it into law four days later (“ARRA”). A direct response to the economic crisis, the Recovery Act has three immediate goals:

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

In addition to offering financial aid directly to local school districts, expanding the Child Tax Credit, and underwriting a process to computerize health records to reduce medical errors and save on health care costs, the Recovery Act is targeted at infrastructure development and enhancement. For instance, the Recovery Act plans investment in the domestic renewable energy industry and the weatherizing of 75% of federal buildings as well as more than one million private homes around the country.

Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. However, in the United States, ethanol is replacing MTBE as a common fuel additive. While both increase octane and reduce air pollution, MTBE is a presumed carcinogen which contaminates ground water. It has already been banned in California, New York, Illinois and 22 other states. Major oil companies have voluntarily abandoned MTBE and it is scheduled to be phased out under the Energy Policy Act. As MTBE is phased out, we expect demand for ethanol as a fuel additive and fuel extender to rise. A blend of 5.5% or more of ethanol, which does not contaminate ground water like MTBE, effectively complies with U.S. Environmental Protection Agency requirements for reformulated gasoline, which is mandated in most urban areas.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sub-licensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. At March 31, 2010, we had paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

Governmental Approval

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

Governmental Regulation

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

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Before this, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. The bill created a new volumetric ethanol excise tax credit of 51 cents per gallon of ethanol blended. Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol. VEETC is scheduled to expire in 2013. The 2008 Farm Bill amended this credit: Starting the year after 7.5 billion gallons of ethanol are produced and/or imported in the United States, the value of the credit will be lowered to 45 cents per gallon which occurred in 2008, and lead to a reduction in the credit starting in 2009. VEETC was scheduled to expire on December 31, 2010, but extended by congress until December 31, 2011, pending structural law changes. As of April 16, 2012, the VEETC has not been renewed.

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

The Farm Bill provides for, among other things, grants for demonstration scale biorefineries, and loan guarantees for commercial scale biorefineries that produce advanced biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs.

The ARRA, passed into law in February 2009 makes $275 billion available for federal contracts, grants, and loans, some of which is devoted to investment into the domestic renewable energy industry.

Some other noteworthy governmental actions regarding the production of biofuels are as follows:

•	Small Ethanol Producer Credit:

A tax credit valued at 10 cents per gallon of ethanol produced. The credit may be claimed on the first 15 million gallons of ethanol produced by a small producer in a given year. Qualified applicants are any ethanol producer with production capacity below 60 million gallons per year. This credit was scheduled to terminate on December 31, 2010, but was recently renewed through 2011. As of April 16, 2012, the Small Ethanol Producer Credit has not been renewed.

•	Credit for Production of Cellulosic Biofuel:

An integrated tax credit whereby producers of cellulosic biofuel can claim up to $1.01 per gallon tax credit. The credit for cellulosic ethanol varies with other ethanol credits such that the total combined value of all credits is $1.01 per gallon. As the VEETC and/or the Small Ethanol Producer Credits (outlined above) decrease, the per-gallon credit for cellulosic ethanol production increases by the same amount (i.e. the value of the credit is reduced by the amount of the VEETC and the Small Ethanol Producer Credit—currently, the value would be 40 cents per gallon). The credit applies to fuel produced after December 31, 2008. This credit is scheduled to terminate on December 31, 2012.

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

Research and Development Activities

For the fiscal years ending December 31, 2011 and 2010, we spent approximately $592,302 and $1,096,653 on project development costs, respectively.

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

Employees

We have 5 full time employees as of April 16, 2012, and 1 part time employee. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

SINCE INCEPTION, WE HAVE HAD LIMITED OPERATIONS AND HAVE INCURRED NET LOSSES OF $31,374,304 AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses of approximately $31,374,304 for the period from March 28, 2006 (“Inception”) through December 31, 2011, of which approximately $16,822,957 was cash used in our operating activities. We have generated revenues from consulting of approximately $143,615 and approximately $6,172,775 in grant revenue from the DOE for total revenues of approximately $6,300,000, and no revenues from intended operations. We have yet to begin ethanol production or construction of ethanol producing plants. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) cost including contingencies to be in the range of approximately $100 million to $125 million for our Lancaster Biorefinery, and approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, the Company’s Board of Directors (the “Board of Directors”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In two of the last three years we have incurred annual operating losses. Operating losses were $2,143,750 and $2,243,955 for fiscal years ended 2011 and 2010, respectively. As a result, at December 31, 2011, we had net losses of approximately $31,374,304 since Inception. In 2011, we had net loss of $1,384,981, which was partially a result of non-cash gains on the change in fair value of warrant liabilities and a one-time revenue transaction. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2011, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $1,520,000.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt or equity instruments, and our equity purchase agreement consummated with LPC in January 2011 (as discussed herein). The Company’s ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of April 16, 2012, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately two months, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

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

Our business plan depends on the completion of up to 19 biorefinery projects. Although each facility will have specific funding requirements, our proposed Lancaster Biorefinery will require approximately $100-$125 million in EPC costs, and our proposed Fulton Project will require approximately $300 million in EPC costs. We will be relying on additional financing, and funding from such sources as Federal and State grants and loan guarantee programs. In 2010, BlueFire was notified by the DOE LGPO, that it had rejected our application for the Lancaster Biorefinery, and in 2011, BlueFire was notified by the DOE LGPO that it would not move forward with its application on the Fulton Project until it had secured the necessary equity commitment on that project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

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

Our operations have been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on the second phase of DOE monies (“Award 2”). Although we finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686 and through December 31, 2011, we have an unreimbursed amount of approximately $366,000 available to us under Award 1, and approximately $77,950,563 under Award 2, we cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

The Company estimates the amounts to be reimbursed by the DOE by applying a portion of approved indirect costs (overhead) to the direct project costs in a calculation which derives what is known as our indirect rate. This indirect rate is used to reimburse the Company for the costs incurred that are not directly related to the project. This rate calculation is estimated by the Company, and is subject to change periodically. In the event that the Company over estimates this rate or under estimates this rate, it may have an impact to our financial statements and future ability to be reimbursed under the awards.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1. The Company and DOE tentatively agreed to net overpayments with monies still available to the Company of approximately $366,000 under Award 1 in order to further its completion. While the above terms have been tentatively agreed to, the method and process in which the matter is resolved is still in process. If demand for payment were to be made by the DOE, our cash flow intended for operations would be negatively affected.

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

RISKS RELATED TO OUR COMMON STOCK AND THIS OFFERING

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

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2011, traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.05 per share, respectively. Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors and finding funding sources.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman and President controls approximately 40% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of April 16, 2012, we had 32,776,919 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sales of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

Item 1B. Unresolved Staff Comments.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter during the past three fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2009	$0.51	$1.00
June 30, 2009	$0.55	$1.60
September 30, 2009	$0.80	$1.20
December 31, 2009	$0.85	$1.25
March 31, 2010	$0.34	$1.00
June 30, 2010	$0.17	$0.37
September 30, 2010	$0.09	$0.50
December 31, 2010	$0.43	$0.66
March 31, 2011	$0.35	$0.48
June 30, 2011	$0.15	$0.44
September 30, 2011	$0.15	$0.25
December 31, 2011	$0.13	$0.30

(b) Holders

As of April 16, 2012, a total of 32,776,919 shares of the Company’s common stock are currently outstanding held by approximately 2,750 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is First American Stock Transfer with its business address at 4747 N 7th Street, Suite 170, Phoenix, AZ 85014.

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

2006 Incentive and Non-Statutory Stock Option Plan, as Amended

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

As of December 31, 2011, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	2,555,518	(1)	$3.21	5,454,482
Equity compensation plans not approved by security holders	-
Total	2,555,518

(1)	Excluding 20,000 options that have been exercised, and 2,057,500 options that expired in December 2011.

(2)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2011 and 2010, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

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

Our initial planned biorefineries in North America are projected as follows:

•	A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Biorefinery with the the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company is evaluating whether or not it’s prudent to extend the project’s permits an additional year while we await potential financing. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2012 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, this project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•	A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of December 31, 2011, BlueFire has been reimbursed approximately $9,217,869 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender. However, no assurances can be made. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

•	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2012.

BlueFire’s capital requirement strategy for its planned biorefineries are as follows:

•	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned biorefineries no definitive agreements are in place.

•	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Biorefineries, and loan guarantees for commercial scale Biorefineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale biorefineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill, although initial attempts have been unsuccessful.

•	Utilize proceeds from reimbursements under the DOE contract.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender; however, no assurances can be made that the Company will be able to satisfy these requirements. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

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

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue

Revenue excluding unbilled grant revenue, for the year ended December 31, 2011 and 2010, were approximately $36,000 and $641,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was partially due to limitations of capital and decreased activity in fiscal 2011 as the Company seeks funding for the Fulton project. The majority of the difference ($354,000) was due to a change in accounting estimate for revenue realized in prior years. The change stems from billings in excess of estimated earnings. These earnings were based on estimates accepted by the DOE at the time of reimbursement. Upon subsequent review by the DOE a change in estimate was required and a cumulative catch up adjustment was necessary.

Unbilled Grant Revenues

Unbilled grant revenues for the year ended December 31, 2011 and 2010, were approximately $169,000 and $28,000, respectively. The increase in unbilled grant revenues is a result of having limited cash resources in the fourth quarter of 2011 to pay for reimbursable costs under the DOE grant. These costs are expected to be paid subsequent to year end with financing obtained in March 2012.

Project Development

For the year ended December 31, 2011, our project development costs were approximately $595,000, compared to project development costs of $1,097,000 for the same period during 2010. The decrease in project development costs is mainly due to a decrease in project activities subsequent to completing the preparation of the Fulton site in June 2011.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,753,000 for the year ended December 31, 2011, compared to $1,997,000 for the same period in 2010. The decrease in general and administrative costs is mainly due to reduced non-critical operations at the end of fiscal 2011 to conserve working capital.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of December 31, 2011, we had cash and cash equivalents of approximately $15,000. As of April 16, 2012, we had cash and cash equivalents of approximately $58,000.

Historically, we have funded our operations though the following transactions:

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc., its technology licensor, to provide additional liquidity to the Company as needed, the credit line was ultimately paid back during 2009 and cancelled.

In October 2009, the Company received additional funds of approximately $3,800,000 from the DOE, due to the success in amending its DOE award to include costs previously incurred in connection with the development of the Lancaster Biorefinery which have a direct attributable benefit to the Fulton Project. The funds were used to fund operations for the remainder of 2009 and most of 2010.

On December 15, 2010, the Company entered into a $200,000 loan agreement (“Loan”) with Arnold Klann, the Chief Executive Officer (“CEO/Lender”). The Loan requires the Company to (i) pay to the CEO/Lender a one-time amount equal to fifteen percent (15%) of the Loan in cash or shares of the Company’s common stock at a value of $0.50 per share, at the CEO/Lender’s option; and (ii) issue the CEO/Lender warrants allowing the CEO/Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries. The proceeds from this loan are being used to fund operations.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of April 16, 2011, the outstanding balance on the line of credit is approximately $19,200.

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

After the SEC declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, and our equity purchase agreement consummated with LPC in January 2011 (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of April 16, 2012, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately two months, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the year ended December 31, 2011, we invested approximately $613,000 and received DOE reimbursements of approximately $490,000 for net DOE reimbursements of approximately $123,000, in construction activities at our Fulton Project, compared with $634,000, net of DOE reimbursements in the same period in 2010. This invested decrease was due to the decrease of the engineering and other capitalizable costs in connection with the development of the Fulton Project as it has become shovel ready. The decrease in the DOE reimbursements was due to the decrease of work at the Fulton site in partnership with the County of Itawamba of the State of Mississippi and their contributing costs share.

We received net proceeds from LPC of approximately $350,000 for the year ended December 31, 2011, for shares of the Company’s common stock and warrants. There were no such financing transactions during the year ended December 31, 2010 as cash on hand was sufficient to fund operations.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-34 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Controls Over Financial Reporting

During the most recently completed quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of April 16, 2012. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	60	President, CEO and Director	June 2006

Necitas Sumait	51	Secretary, SVP and Director	June 2006

John Cuzens	60	SVP, Chief Technology Officer	June 2006

Chris Nichols	45	Director	June 2006

Joseph Sparano	64	Director	March 2011

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

Arnold R. Klann – Chairman of the Board and Chief Executive Officer

Mr. Klann has been our Chairman of the Board and Chief Executive Officer since our inception in March 2006. Mr. Klann has been President of ARK Energy, Inc. and Arkenol, Inc. from January 1989 to present. Mr. Klann has an AA from Lakeland College in Electrical Engineering. BlueFire believes that Mr. Klann’s contacts in the ethanol and cellulose industries and his overall insight into our business are a valuable asset to the Company.

Necitas Sumait – Senior Vice President and Director

Mrs. Sumait has been our Director and Senior Vice President since our inception in March 2006. Prior to this, Mrs. Sumait was Vice President of ARK Energy/Arkenol from December 1992 to July 2006. Mrs. Sumait has a MBA in Technological Management from Illinois Institute of Technology and a B.S. in Biology from DePaul University. BlueFire believes that Mrs. Sumait’s work with, and insight into, the environmental regulation and policy of our business is a valuable asset to the Company.

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

Chris Nichols – Director (Chairman, Compensation Committee)

Mr. Nichols has been our Director since our inception in March 2006. Mr. Nichols is currently the Chief Sales Officer for Field Nation, LLC. Previously, Mr Nichols was the Chairman of the Board and Chief Executive Officer of Advanced Growing Systems, Inc. From 2003 to 2006, Mr. Nichols was the Senior Vice President of Westcap Securities’ Private Client Group. Prior to this, Mr. Nichols was a Registered Representative at Fisher Investments from December 2002 to October 2003. He was a Registered Representative with Interfirst Capital Corporation from 1997 to 2002. Mr. Nichols is a graduate of California State University in Fullerton with a B.A. degree in Marketing. The Company believes that Mr. Nichols’ experience in public company financing will assist us with the formation of new capital into the Company.

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

Executive Legal Proceedings

Except as set forth below, no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

Mr. Nichols was a director of Advanced Nurseries, Inc. (“Advanced Nurseries”), until September 2009. In March 2009, Advanced Nurseries filed for Chapter 11 bankruptcy. In September 2009, the bankruptcy was voluntarily converted into a Chapter 7 bankruptcy.

Mr. Nichols was a director of Organic Growing Systems, Inc. (“Organic”), until June 2010. In February 2010, Organic filed for Chapter 11 bankruptcy. In June 2010, the bankruptcy was voluntarily converted into a Chapter 7 bankruptcy.

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

Christopher Nichols, Chairman

Nomination Committee

There are currently no members in the Nomination Committee

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 16, 2012.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Registrant’s directors, officers and key employees.

Board Nomination Procedure

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company provided disclosure on such process on its proxy statement on Schedule 14A, as amended, filed on May 19, 2010, with the SEC.

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by us to our executive officers during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(5)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Arnold Klann	2011	226,000		0				0	226,000
Chief Executive Officer,	2010	226,000		1,440 (1)				45,525	272,965
President

Necitas Sumait	2011	180,000		0				0	180,000
Secretary,	2010	180,000		1,400 (1)				20,925	202,325
Vice President

John Cuzens	2011	180,000						0	180,000
Treasurer,	2010	180,000						8,654	188,654
Vice President

Christopher Scott	2011	90,000						0	90,000
Former Chief	2010	120,000							120,000
Financial Officer (4)

(1)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors. See notes to the consolidated financial statements for valuation.

(2)	Valued based on the Black-Scholes valuation model at the date of grant, see note to the consolidated financial statements.

(3)	Reflects the cash payments made to the executives for paid time off.

(4)	Mr. Scott resigned from his position as Chief Financial Officer of the Company on September 23, 2011.

(5)	In 2011, due to a lack of capital, the Company accrued, but had not paid back salary in the amounts of $75,333 to Mr Klann, $60,000 to Ms Sumait, $60,000 to Mr. Cuzens, and $10,000 to Mr Scott.

2011 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS								STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Arnold Klann
	28,409		-			3.52	12/20/12
	125,000	(1)	125,000	(1)		3.20	12/20/12

Necitas Sumait
	118,750	(1)	87,500	(1)		3.20	12/20/12

John Cuzens
	118,750	(1)	87,500	(1)		3.20	12/20/12

Christopher Scott	118,750	(1)	87,500	(1)		3.20	12/20/12

Chris Nichols

Roger Peterson (2)

(1)	50% vested immediately upon grant in 2007, 25% vests on closing remainder of Lancaster Project Funding, 25% vests at the start of construction of Lancaster Project.

(2)	Mr. Peterson resigned from his position as a member of the Company’s board of directors on January 25, 2012.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann

Necitas Sumait

Chris Nichols (1)	5,000						5,000

Roger Peterson

Joseph Sparano (1)	5,000						5,000

(1) These fees were accrued, yet unpaid, as of December 31, 2011.

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

On March 1, 2011, the Company entered into a director agreement with Joseph Sparano to join the Company’s board of directors. Under the terms of the agreement, Mr. Sparano will receive annual compensation in the amount of $5,000 and also directors receive an annual grant of 6,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock will be determined when issued.

On September 23, 2011, Christopher Scott resigned from his position as the Chief Financial Officer of the Company. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

On January 25, 2012, Roger Peterson resigned from his position on the board of directors of the Company. His resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 16, 2012, our authorized capitalization was 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of April 16, 2012, there were 32,776,919 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 16, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each owner who is an officer or director is c/o the Company at 31 Musick, Irvine California 92618.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Arnold Klann	13,579,909	(3)	40.62%
Chief Executive Officer, President, Chairman

Necitas Sumait	1,336,750	(4)	*	%
Senior Vice President, Director

John Cuzens	1,302,250	(5)	*	%
Chief Technology Officer, Senior Vice President

Chris Nicols	16,000		*	%
Director

Joseph Sparano	0		*	%
Director

All officers and directors as a group (5 persons)			48.22%

James G. Speirs	5,703,489	(6)	15.40%

All officers, directors and 5% holders as a group (6 persons)			57.84%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(3)	Includes options and warrants to purchase 653,409 shares of common stock vested at April 16, 2012.

(4)	Includes options to purchase 118,750 shares of common stock vested at April 16, 2012.

(5)	Includes options to purchase 118,750 shares of common stock vested at April 16, 2012.

(6)	As per Form 13G filed on February 6, 2012, and includes options and warrants to purchase 4,260,741 shares of common stock vested at April 16, 2012.

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

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2009, 2010 or 2011.

Description of Securities

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of April 16, 2012, the Company had 32,776,919 shares of common stock outstanding, and no shares of preferred stock outstanding.

Common Stock

As of April 16, 2012, we had 32,776,919 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of April 16, 2012, we had no shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

Warrants

As of April 16, 2012, we had warrants to purchase an aggregate of 7,115,265 shares of our common stock outstanding. The exercise prices for the warrants range from $0.50 per share to $5.45 per share, with a weighted average exercise price of approximately per share of $2.65. Some of our warrants contain a provision in which the exercise price will be adjusted for future issuances of common stock at prices lower than the current exercise price.

Options

As of April 16, 2012, we had options to purchase an aggregate of 1,229,659 shares of our common stock outstanding, with exercise prices for the options ranging from $3.20 per share to $3.52 per share, with a weighted average exercise price per share of $3.21.

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

Item 13.  Certain Relationships and Related Transactions.

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), which the Company’s majority shareholder and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one-time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

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

Related Party Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of $200,000 (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option.

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of December 31, 2011, the outstanding balance on the line of credit is approximately $19,000.

Item 14.  Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2011 and 2010, were approximately $48,000 and $58,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2011 and 2010.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the year ended December 31, 2011, were approximately $0. Aggregate fees billed by dbbmckennon for tax services for the year ended December 31, 2010n were approximately $5,500.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $10,000 for the year ended December 31, 2011 and $6,000 for the year ended December 31, 2010. These fees were primarily for review of the Company’s registration statements and other minor due diligence projects.

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

Pursuant to the Sarbanes-Oxley Act of 2002, 100% of the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Stock Purchase Agreement and Plan of Reorganization, dated May 31, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.1	Amended and Restated Articles of Incorporation, dated July 2, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.2	Amended and Restated Bylaws, dated May 27, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.3	Second Amended and Restated Bylaws, dated April 24, 2008 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on April 29, 2008).

3.4	Amended and Restated Articles of Incorporation, dated July 20, 2010 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on July 26, 2010).

10.1	Arkenol Technology License Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.2	ARK Energy Asset Transfer and Acquisition Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.3	Amended and Restated 2006 Incentive and Non-Statutory Stock Option Plan, dated December 13, 2006 (Incorporated by reference to the Company’s Form S-8, as filed with the SEC on December 17, 2007).

10.4	Purchase Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

10.5	Registration Rights Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on March 6, 2009).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: April 16, 2012	By:	/s/ Arnold R. Klann
Name: Arnold R. Klann
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	April 16, 2012
Arnold R. Klann	Executive Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Necitas Sumait	Director, Secretary and Senior Vice President	April 16, 2012
Necitas Sumait

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	April 16, 2012
John Cuzens

/s/ Chris Nichols	Director	April 16, 2012
Chris Nichols

/s/ Joseph Sparano	Director	April 16, 2012
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries, a development-stage company (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from March 28, 2006 (“Inception”) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and the period from Inception through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

Newport Beach, California

April 16, 2012

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$15,028	$592,359
Department of Energy unbilled grant receivables	207,570	51,769
Prepaid expenses	15,911	39,258
Total current assets	238,509	683,386

Debt issuance costs	-	195,698
Property and equipment, net of accumulated depreciation of $88,205 and $69,299, respectively	1,187,766	1,059,068

Total assets	$1,426,275	$1,938,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$718,018	$387,913
Accrued liabilities	466,916	130,650
Line of credit, related party	19,230	-
Note payable to a related party, net of discount of $0 and $73,885, respectively	200,000	126,115
Department of Energy billings in excess of estimated earnings	354,000	-
Outstanding warrant liability	831	-
Total current liabilities	1,758,995	644,678

Outstanding warrant liability	34,095	764,615

Total liabilities	1,793,090	1,409,293

Redeemable noncontrolling interest	852,531	750,000

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,099,840 and 28,555,400 shares issued and 32,067,668 and 28,523,228 outstanding, respectively	32,099	28,555
Additional paid-in capital	14,543,019	14,169,756
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(15,692,883)	(14,317,871)
Total stockholders’ deficit	(1,219,346)	(221,141)

Total liabilities and stockholders’ deficit	$1,426,275	$1,938,152

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From March 28, 2006 (inception) Through
	December 31, 2011	December 31, 2010	December 31, 2011
Revenues:
Consulting fees	$3,849	$71,196	$143,615
Department of Energy grant revenues	31,704	569,879	5,975,734
Department of Energy unbilled grant revenues	168,773	28,268	197,041

Total revenues	204,326	669,343	6,316,390

Operating expenses:
Project development, including stock based compensation of $0, $0, and $4,468,490, respectively	595,302	1,096,653	18,931,157
General and administrative, including stock based compensation of $161,851, $52,487, and $6,311,670, respectively	1,752,774	1,996,645	16,784,049
Related party license fee	-	-	1,000,000
Total operating expenses	2,348,076	3,093,298	36,715,206

Operating loss	(2,143,750)	(2,423,955)	(30,398,816)

Other income and (expense):
Other income	-	1,122	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	-	(9,851)	(686,833)
Interest expense	-	-	(56,097)
Related party interest expense	(104,402)	-	(169,368)
Loss on extinguishment of debt	-	-	(2,818,370)
Gain on settlement of accrued rent	7,920	-	7,920
Gain from change in fair value of warrant liability	855,251	1,509,778	2,932,490
Loss on the retirement of warrants	-	-	(146,718)
Total other income and (expense)	758,769	1,501,049	(892,341)

Loss before provision for income taxes	(1,384,981)	(922,906)	(31,291,157)

Provision for income taxes	-	-	83,147

Net loss	$(1,384,981)	$(922,906)	$(31,374,304)
Net loss attributable to noncontrolling interest	(9,969)	-	(9,969)
Net loss attributable to controlling interest	$(1,375,012)	$-	$(31,364,335)

Basic and diluted loss per common share attributable to controlling interest	$(0.05)	$(0.03)
Weighted average common shares outstanding, basic and diluted	30,101,167	28,379,920

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance at March 28, 2006 (inception)	-	$-	$-	$-	$-
Issuance of founder’s share at $.001 per share	17,000,000	17,000			17,000
Common shares retained by Sucre Agricultural Corp., Shareholders	4,028,264	4,028	685,972	-	690,000
Costs associated with the acquisition of Sucre Agricultural Corp.			(3,550)		(3,550)
Common shares issued for services in November 2006 at $2.99 per share	37,500	38	111,962	-	112,000
Common shares issued for services in November 2006 at $3.35 per share	20,000	20	66,981	-	67,001
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Estimated value of common shares at $3.99 per share and warrants at $2.90 issuable for services upon vesting in February 2007	-	-	160,000	-	160,000
Share-based compensation related to options	-	-	114,811	-	114,811
Share-based compensation related to warrants	-	-	100,254	-	100,254
Net Loss	-	-	-	(1,555,497)	(1,555,497)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)
Common shares issued for cash in January 2007, at $2.00 per share to unrelated individuals, including costs associated with private placement of 6,250 shares and $12,500 cash paid	284,750	285	755,875	-	756,160
Amortization of share based compensation related to employment agreement in January 2007 $3.99 per share	10,000	10	39,890	-	39,900
Common shares issued for services in February 2007 at $5.92 per share	37,500	38	138,837	-	138,875
Adjustment to record remaining value of warrants at $4.70 per share issued for services in February 2007	-	-	158,118	-	158,118
Common shares issued for services in March 2007 at $7.18 per share	37,500	37	269,213	-	269,250
Fair value of warrants at $6.11 for services vested in March 2007	-	-	305,307	-	305,307
Fair value of warrants at $5.40 for services vested in June 2007	-	-	269,839	-	269,839
Common shares issued for services in June 2007 at $6.25 per share	37,500	37	234,338	-	234,375
Share based compensation related to employment agreement in February 2007 $5.50 per share	50,000	50	274,951	-	275,001
Common Shares issued for services in August 2007 at $5.07 per share	13,000	13	65,901	-	65,914
Share based compensation related to options	-	-	4,692,863	-	4,692,863
Value of warrants issued in August, 2007 for debt replacement services valued at $4.18 per share	-	-	107,459	-	107,459
Relative fair value of warrants associated with July 2007 convertible note agreement	-	-	332,255	-	332,255
Exercise of stock options in July 2007 at $2.00 per share	20,000	20	39,980	-	40,000
Relative fair value of warrants and beneficial conversion feature in connection with the $2,000,000 convertible note payable in August 2007	-	-	2,000,000	-	2,000,000
Stock issued in lieu of interest payments on the senior secured convertible note at $4.48 and $2.96 per share in October and December 2007	15,143	15	55,569	-	55,584
Conversion of $2,000,000 note payable in August 2007 at $2.90 per share	689,655	689	1,999,311	-	2,000,000
Common shares issued for cash at $2.70 per share, December 2007, net of legal costs of $90,000 and placement agent cost of $1,050,000	5,740,741	5,741	14,354,259	-	14,360,000
Loss on Extinguishment of debt in December 2007	-	-	955,637	-	955,637
Net loss	-	-	-	(14,276,418)	(14,276,418)
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$12,628,138

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$-	$12,628,138
Share based compensation relating to options	-	-	3,769,276	-	-	3,769,276
Common shares issued for services in July 2008 at $4.10 per share	30,000	30	122,970	-	-	123,000
Common shares issued for services in July, September, and December 2008 at $3.75, $2.75, and $0.57 per share, respectively	41,500	41	63,814	-	-	63,855
Purchase of treasury shares between April to September 2008 at an average of $3.12	(32,172)	-	-	-	(101,581)	(101,581)
Net loss	-	-	-	(14,370,594)	-	(14,370,594)
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094
Cumulative effect of warrants reclassified	-	-	(18,586,588)	18,586,588	-	-
Reclassification of long term warrant liability	-	-	-	(2,915,136)	-	(2,915,136)
Common shares issued for services in June 2009 at $1.50 per share	11,412	11	17,107	-	-	17,118
Common shares issued for services in July 2009 at $0.88 per share	30,000	30	26,370	-	-	26,400
Common shares issued for services in August 2009 at $0.80 per share	100,000	100	79,900	-	-	80,000
Option to purchase Common shares for services in August 2009 at an option price of $3.00 for 100,000 shares	-	-	8,273	-	-	8,273
Common shares issued for services in September and October 2009 at $0.89 and $0.95 per share, respectively	22,500	23	20,678	-	-	20,701
Common shares to be issued for services in August 2009 at $0.80 per share	-	-	80,000	-	-	80,000
Net income	-	-	-	1,136,092	-	1,136,092
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542
Common shares issued for services in March 2010 at $0.36 per share	37,500	38	13,462	-	-	13,500
Common shares issued for services in May 2010 at $0.30 per share	43,000	43	12,957	-	-	13,000
Common shares released in May 2010 issued at $0.80 per share, additional paid-in capital included in 2009 balance	100,000	100	(100)	-	-	-
Common shares issued for services in May 2010 at $0.18 per share	37,500	38	6,712	-	-	6,750
Common shares issued for services in July 2010 at $0.24 per share	30,000	30	7,170	-	-	7,200
Common shares cancelled in October 2010 at $0.30 per share	(43,000)	(43)	(12,957)	-	-	(13,000)
Common shares issued for services in October 2010 at $0.46 per share	37,000	37	16,983	-	-	17,020
Common shares issued for services in November 2010 at $0.50 per share	6,435	6	3,211	-	-	3,217
Common shares issued for services in December 2010 at $.048 per share	10,000	10	4,790	-	-	4,800
Discount on related party note payable	-	-	83,736	-	-	83,736
Net loss	-	-	-	(922,906)	-	(922,906)
Balances at December 31, 2010	$28,523,228	$28,555	$14,169,756	$(14,317,871)	$(101,581)	$(221,141)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2010	28,523,228	$28,555	$14,169,756	$(14,317,871)	$(101,581)	$(221,141)
Common shares issued for cash at $0.35 per share in January 2011, net of discount from warrant liability of $125,562	428,571	429	24,009	-	-	24,438
Committed shares issued to LPC	600,000	600	(600)	-	-	-
Common shares issued for reduction of accounts payable in March 2011 ranging from $0.47 to $0.50 per share	60,000	60	29,040	-	-	29,100
Common shares issued for services in March 2011 at $0.42 per share	30,000	30	12,570	-	-	12,600
Common shares issued for services in April 2011 at $0.43 per share	26,042	26	11,224			11,250
Common shares issued for cash in May 2011, ranging from $0.22 to $0.29 per share	284,045	284	69,716			70,000
Common shares issued for services in July 2011, ranging from $0.17 to $0.20 per share	155,034	155	28,977	-	-	29,132
Common shares issued for services in August 2011, at $0.16 per share	75,000	75	11,925	-	-	12,000
Common shares issued for cash in August 2011, ranging from $0.16 to $0.18 per share	175,438	175	29,825	-	-	30,000
Common shares issued for services in September 2011, at $0.18 per share	10,000	10	1,790	-	-	1,800
Common shares issued for services in October 2011, at $0.15 per share	173,077	173	25,979	-	-	26,152
Common shares issued for services in November 2011, ranging from $0.21 to $0.23 per share	253,638	253	57,006	-	-	57,259
Common shares issued for cash in November 2011, ranging from $0.15 to $0.16 per share	659,894	660	99,340	-	-	100,000
Common shares issued for services in December 2011, at $0.14 per share	85,721	86	11,572			11,658
Common shares issued for settlement of accrued rent in December, 2011 at $0.14 per share	527,980	528	73,390	-	-	73,918
Accretion of redeemable noncontrolling interest	-	-	(112,500)			(112,500)
Net loss attributable to controlling interest	-	-	-	(1,375,012)	-	(1,375,012)
Balances at December 31, 2011	32,067,668	$32,099	$14,543,019	$(15,692,883)	$(101,581)	$(1,219,346)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	From March 28, 2006 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(1,384,981)	$(922,906)	$(31,374,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of warrant liability	(855,251)	(1,509,778)	(2,932,490)
Founders shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	73,885	9,851	83,736
Loss from change in accounting estimate on Department of Energy billings	354,000	-	354,000
Debt issuance costs for rejected loan guarantees	309,834	273,800	583,634
Gain on settlement of accrued rent	(7,920)	-	(7,920)
Share-based compensation	161,851	52,487	11,552,467
Depreciation	18,951	25,522	88,607
Changes in operating assets and liabilities:
Department of Energy unbilled grant receivable	(117,004)	(28,267)	(145,271)
Department of Energy grant receivable	-	207,380	-
Prepaid expenses and other current assets	23,348	11,532	(15,912)
Accounts payable	377,751	8,146	721,442
Accrued liabilities	336,266	(135,374)	446,288

Net cash used in operating activities	(709,270)	(2,007,607)	(16,822,957)

Cash flows from investing activities:
Acquisition of property and equipment	-	(5,508)	(217,636)
Construction in progress	(123,155)	(889,739)	(1,012,894)
Net cash used in investing activities	(123,155)	(895,247)	(1,230,530)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the year ended	For the year ended	From March 28, 2006 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	350,000	-	14,710,000
Proceeds from convertible notes payable	-	-	2,500,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	19,230	200,000	335,230
Repayment from related party line of credit/notes payable	-	-	(116,000)
Debt issuance costs	(114,136)	(299,498)	(563,634)
Retirement of warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	750,000	750,000
Net cash provided by financing activities	255,094	650,502	18,068,515

Net increase (decrease) in cash and cash equivalents	(577,331)	(2,252,352)	15,028

Cash and cash equivalents beginning of period	592,359	2,844,711	-

Cash and cash equivalents end of period	$15,028	$592,359	$15,028

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$209	$57,102
Income taxes	$825	$54,153	$18,921

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591
Discount on related party note payable	$-	$83,736	$83,736
Accounts payable, net of reimbursement, included in construction-in-progress	$24,494	$21,348	$45,842
Accretion of redeemable non-controlling interest	$112,500	$-	$112,500

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements throughout 2009, 2010, and 2011. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2011, the Company has negative working capital of approximately $1,520,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, draw downs on the equity commitment the Company received from Lincoln Park Capital in January 2011, as well as seek additional funding in the form of equity or debt. On March 28, 2012, the Company finalized a committed equity facility agreement and a $300,000 convertible promissory note with TCA Global Credit Master Fund, LP (See Note 12). As of April 16, 2012, the Company expects the current resources available to them will only be sufficient for a period of approximately two months unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. In 2012, as in 2011, the Company sees this project on hold until we receive the funding to construct the facility.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiary, BlueFire Ethanol, Inc., BlueFire Ethanol Lancaster, LLC, BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold), and SucreSource LLC are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2011 and 2010, there have been no such charges.

Intangible Assets

License fees acquired are either expensed or recognized as intangible assets. The Company recognizes intangible assets when the following criteria are met: 1) the asset is identifiable, 2) the Company has control over the asset, 3) the cost of the asset can be measured reliably, and 4) it is probable that economic benefits will flow to the Company. During the year ended December 31, 2009, the Company paid a license fee (see Note 10) to Arkenol, Inc., a related party. The license fee was expensed because the Company is still in the research and development stage and cannot readily determine the probability of future economic benefits for said license.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over a period ranging from three to five years, except land which is not depreciated. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. During the year ended December 31, 2010, the Company began to capitalize costs in connection with the construction of its Fulton plant, and continued to do so in 2011. A portion of these costs were reimbursed under the Department of Energy grant discussed in Note 3. The reimbursable portion is treated as a reduction of those costs.

Revenue Recognition

The Company is currently a development-stage company. The Company will recognize revenues from 1) consulting services rendered to potential sub licensees for development and construction of cellulose to ethanol projects, 2) sales of ethanol from its production facilities when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

As discussed in Note 3, the Company received a federal grant from the United States Department of Energy, (“DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Grant award reimbursements are recorded as either as contra assets or as revenues depending upon whether the reimbursement is for capitalized costs or expenses paid by the Company. Contra capitalized cost and revenues from the grant are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the asset or expense.  The Company recognizes DOE unbilled grant receivables for those costs that have been incurred during a period but not yet paid at period end, are otherwise reimbursable under the terms of the grant, and are expected to be paid in the normal course of business. Realization of unbilled receivables is dependent on the Company’s ability to meet their obligation for reimbursable costs.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the years ended December 31, 2011 and 2010 and for the period from March 28, 2006 (Inception) to December 31, 2011, research and development costs included in Project Development were $595,302, $1,096,653, and $14,462,667, respectively.

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

The Company accounts for modifications of its BCF’s in accordance with ASC 470 “Modifications and Exchanges”. ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of ASC 450 “Contingencies”. This accounting is consistent with views established in ASC 825 “Financial Instruments”. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with the issuance of common stock for gross proceeds of $15,500,000 in December 2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act. The Company filed that registration statement on December 18, 2007 and as required under the registration rights agreement had the registration statement declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2009 and in so doing incurred no liquidated damages. As of December 31, 2011 and 2010, the Company does not believe that any liquidated damages are probable and thus no amounts have been accrued in the accompanying financial statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 ”Income Taxes” requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. This Interpretation was effective for the Company on January 1, 2007 and did not have a material impact on our financial position,results of operations or cash flows.

Fair Value of Financial Instruments

On January 1, 2009, the Company adopted ASC 820 “Fair Value Measurements and Disclosures”. The Company did not record an adjustment to its accumulated deficit as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

The Company did not have any level 1finanical instruments at December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the warrant liability is considered a level 2 item, see Note 6.

As of December 31, 2011 and 2010, the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during 2010 and 2011 due to the following:

Balance as of January 1, 2010	$-
Redeemable noncontrolling interest	750,000
Balance as of December 31, 2010	750,000
Accretion of noncontrolling interest	112,500
Net loss attributable to noncontrolling interest	(9,969)
Balance at December 31, 2011	$852,531

See Note 8 for details of valuation and changes during the years 2010 and 2011.

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

As of December 31, 2011 and 2010, the Department of Energy made up 100% of billed and unbilled Grant Revenues and Department of Energy grant receivables. Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2011 and 2010 three and one venders made up 63% and 39% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2011, the Company had 1,229,659 options and 7,115,275 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting and their effects would have been antidilutive due to the loss. For the year ended December 31, 2010, the Company had 3,287,159 options and 6,886,694 warrants, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss, and because all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year.

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

Redeemable - Noncontrolling Interest

Redeemable interest held by third parties in subsidiaries owned or controlled by the Company. As these redeemable noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with ASC 480-10, “Distinguishing Liabilities from Equity”. All redeemable noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net loss available to the Company. The Company accretes the redemption value of the redeemable noncontrolling interest over the redemption period using the straight-line method.

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at December 31, 2011.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes will not have an impact on the consolidated financial statements.

In June 2011, the FASB issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes will not have an impact on the consolidated financial statements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — “Goodwill and Other” (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not believe the adoption of these changes will not have an impact on the consolidated financial statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for the Company on January 1, 2013. Management does not believe the adoption of these changes will not have an impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This is in addition to a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. This brings the DOE’s total award to the Fulton project to approximately $88 million. The Company is currently drawing down on funds for Phase II of its Fulton Project.

As of April 16, 2012, the Company has received reimbursements of approximately $9,243,984 under these awards.

In 2011 and 2010, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of approximately $87,560,000, and through April 16, 2012, we have an unreimbursed amount of approximately $78,316,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made on the indirect rate during the reimbursement process over the course of the award. The DOE and the Company reached a tentative agreement during that time, that in combination, as a result of the unused grant award money left in Award 1 of approximately $366,000, the Company would not be required to refund any overpayment to the DOE and the Company could proceed towards completion of Award 1. While completion of the award under the above terms was tentatively agreed to, the method and process was uncertain. During the fourth quarter of 2011, the close of the award was reassessed and discussed with the DOE. Management determined that it was not in the best interest of the Company to close the award during fiscal 2011 due to amounts still available for reimbursement under the Award and possible modifications that could be made to shift certain costs between Award 1 and Award 2. The Company also determined that there is no right of offset between Award 1 and Award 2.

Accordingly, although Management does not believe the DOE intends to demand payment for the overbill, and the Contracting Officer has not indicated such will be done, the DOE does have the legal right to do so. Due to that right and the Company’s decision not to close the award as of December 31, 2011 as initially planned, the Company has determined that a liability should be included in the accompanying balance sheet as of December 31, 2011 due to billing is excess of estimated earnings. Because this liability stems from normal recurring estimates made in government contracting, the change is accounted for as a change in accounting estimate with the cumulative effect shown in the current year. The $354,000 reduced Department of Energy grant revenue and increased net loss in the accompanying statement of operations during the year ended December 31, 2011. The per share effect on net loss is approximately $0.01 per share of common stock.

Management will continue to evaluate the Award status, and may choose to close out the Award if it is advantageous to future operations and allowable under federal regulations. Management believes a quick close out of Award 1 under Federal Acquisition Regulations could result in the elimination of this excess billing; however, no assurances can be made.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	December 31, 2011	December 31, 2010
Construction in progress	$1,058,735	$911,087
Land	109,108	109,108
Office equipment	63,367	63,367
Furniture and fixtures	44,806	44,805
	1,276,016	1,128,367
Accumulated depreciation	(88,250)	(69,299)
	$1,187,766	$1,059,068

Depreciation expense for the years ended December 31, 2011 and 2010 and for the period from inception to December 31, 2011 was $18,951, $25,522, and $88,607, respectively.

During the year ended December 31, 2011, the Company invested approximately $123,000 in construction activities at our Fulton Project, compared with $890,000 in 2010 net of DOE reimbursements.

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

Convertible Notes Payable - 2007

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

Convertible Notes - 2012 (subsequent)

Subsequent to year end, the Company entered into a convertible note payable. See note 12.

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

In August 2010, BlueFire submitted an application for a $250 million loan guarantee for the Fulton Project with the U.S. Department of Agriculture under Section 9003 of the 2008 Farm Bill (“USDA LG”). During 2011 debt issuance costs for the USDA loan guarantee totaled approximately $114,000, compared to $298,000 in fiscal 2010.

In October 2011, the Company was informed that the USDA would not move forward with the USDA LG; however, appeal processes were provided to afford the Company a chance to change certain aspects of the application. Such appeals have been informal to date. Because of the initial rejection, the Company expensed all related debt costs totaling approximately $309,000 to general and administrative in the accompanying statement of operations during the year ended December 31, 2011.

From the period of Inception through December 31, 2011, the Company has expensed $583,634 of previously capitalized debt issue costs due to unsuccessful debt financings.

NOTE 6 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $2.90; 5,962,563 warrants expire in December 2012 and 1,000,000 expired August 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $764,000, $1,510,000, and $2,515,000 from the change in fair value of these warrants during the years ended December 31, 2011 and 2010 and the period from Inception to December 31, 2011.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010. Prior to October 19, 2009, the warrants were previously accounted for as a derivative liability and marked to their fair value at each reporting period in 2009. The Company valued these warrants the day immediately preceding the cancellation date which indicated a gain on the changed in fair value of $208,562 and a remaining fair value of $73,282. Upon cancellation the remaining value was extinguished for payment of $220,000 in cash, resulting in a loss on extinguishment of $146,718. In connection with the remaining 326,800 warrants that expired in August 2010, the Company recognized a gain of $117,468 for the change in fair value of these warrants during the year ended December 31, 2009.

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

	December 31,	December 31,
	2011	2010
Annual dividend yield	-	-
Expected life (years) of December 2007 issuance	1.0	2.0
Risk-free interest rate	0.12%	0.61%
Expected volatility of December 2007 issuance	95%	125%

The Company issued 428,571 warrants to purchase common stock in connection with the Stock Purchase Agreement entered into on January 19, 2011 with Lincoln Park Capital, LLC (see note 9). These warrants are accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	December 31,	January 19,
	2011	2011
Annual dividend yield	-	-
Expected life (years)	4.05	5.0
Risk-free interest rate	0.83%	1.95%
Expected volatility	109%	105%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of $91,467, $0, and $91,437 during the years ended December 31, 2011 and 2010, and for the period from Inception to December 31, 2011.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 27, 2006, the Company entered into employment agreements with three key employees. The employment agreements were for a period of three years, which expired in 2010, with prescribed percentage increases beginning in 2007 and could have been cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements was approximately $586,000 per year. These contracts have not been renewed. Each of the executive officers are currently working for the Company on a month to month basis under the same terms.

On March 31, 2008, the Board of Directors of the Company replaced our Chief Financial Officer’s previously existing at-will Employment Agreement with a new employment agreement, effective February 1, 2008, and terminating on May 31, 2009, unless extended for additional periods by mutual agreement of both parties. The new agreement contained the following material terms: (i) initial annual salary of $120,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Invention provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employment agreement expired on May 31, 2009. Our now former Chief Financial Officer served until September 2011, at which time he entered into a month-to-month part-time consulting contract with the Company, for $7,500 per month, payable in cash or stock at the consultant’s option, at predetermined conversion rates.

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

During the year ended December 31, 2011, the Company accrued $10,000 related to the agreements for the two remaining board members.

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

On November 21, 2011, these warrants expired.

Fulton Project Lease

On July 20, 2010, the Company entered into a 30 year lease agreement with Itawamba County, Mississippi for the purpose of the development, construction, and operation of the Fulton Project. At the end of the primary 30 year lease term, the Company shall have the right for two additional 30 year terms. The current lease rate is computed based on a per acre rate per month that is approximately $10,300 per month. The lease stipulates the lease rate is to be reduced at the time of the construction start by a Property Cost Reduction Formula which can substantially reduce the monthly lease costs. The lease rate shall be adjusted every five years to the Consumer Price Index. The below payout schedule does not contemplate reductions available upon the commencement of construction and commercial operations.

Future annual minimum lease payments under the above lease agreements, at December 31, 2011 are as follows:

Years ending
December 31,
2012	$123,504
2013	123,504
2014	123,504
2015	125,976
2016	125,976
Thereafter	3,025,000
Total	$3,647,464

Rent expense under non-cancellable leases was approximately $123,000, $62,000, and $185,000 during the years ended December 31, 2011, 2010 and the period from Inception to December 31, 2011, respectively. As of December 31, 2011 and 2010, $82,336 and $0 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. As of December 31, 2011, the Company was in technical default of the lease due to non-payment. However, as of April 16, 2012, we have not received a notice of default.

Legal Proceedings

From time to time we may become involved in legal proceedings which could adversely affect us. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Consulting Agreements - Other

On July 21, 2011, the Company entered into a consulting service agreement with the National Center for Sustainable Development (“NCSD”), a non-profit organization. The NCSD assists companies in the sustainable development industry in order to promote a sustainable low carbon economy through demonstration projects, by identifying qualified Chinese investors. The term of the agreement is for twelve months or upon termination by either party. The NCSD is entitled to 5% on the first $250 million, and 3% in excess of $250 million for equity capital, and/or 2% of aggregate gross proceeds received from debt capital.

NOTE 8 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests is reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 through the forecasted financial close, estimated to be the end of the third quarter of 2011. On October 5, 2011, the Company received a rejection letter for the USDA loan guarantee, which was the financing the Company was basing estimates on. During the years ended December 31, 2011 and 2010 and the period from Inception to December 31, 2011, the Company recognized the accretion of the redeemable noncontrolling interest of $112,500, $0, and $112,500, respectively which was charged to additional paid-in capital.

Net loss attributable to the redeemable noncontrolling interest during the year ended December 31, 2011 was $9,969 which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the statement of operations.

NOTE 9 - STOCKHOLDERS' DEFICIT

Stock Purchase Agreement

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company.  The Company also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement was to be declared effective by March 31, 2011, LPC did not terminate the Purchase Agreement. The registration statement was declared effective on May 10, 2011, without any penalty.

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

Upon signing the Purchase Agreement, BlueFire received $150,000 from LPC as an initial purchase under the $10 million commitment in exchange for 428,571 shares of our common stock and warrants to purchase 428,571 shares of our common stock at an exercise price of $0.55 per share.  The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain issuances; if issuances are at prices lower than the current exercise price (see Note 6). The warrants have an expiration date of January 2016.

Concurrently, in consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 more shares pro rata as LPC purchases up to the remaining $9.85 million.

During the year ended December 31, 2011, the Company drew $200,000 under the Purchase Agreement and issued 1,119,377 shares of common stock, including 12,183 commitment shares that were eared on a pro-rata basis as described above. The Company still has $9,650,000 available on the Purchase Agreement as of December 31, 2011; however, no additional monies are expected to be drawn down until sometime during the second quarter of 2012. There have been $35,000 in draw downs subsequent to December 31, 2011 year end resulting in 235,465 additional shares being issued under the Purchase Agreement.

The Company accounted for the 428,571 common stock warrants with ratchet provisions in accordance with ASC 815 whereby the warrants require liability classification. As the warrants are considered a cost of permanent equity, the value of the warrants netted against the equity recognized in additional paid-in capital. See note 6 for valuation of warrants. The 600,000 shares of common stock issued in connect with the agreement were also considered a cost of permanent equity. However, because the value of the shares both add to additional paid-in capital for the value of shares issued and net against it as a cost of capital, they were recorded at par value with a corresponding reduction to additional-paid-in capital.

The remaining 600,000 shares that are to be issue pro-rata as the Company draws on the Purchase Agreement are also a cost of capital and are recorded as earned by LPC. The value of the shares both add to additional paid-in capital for the value of shares issued and net against it as a cost of capital; accordingly, they are recorded at par value with a corresponding reduction to additional-paid-in capital when earned.

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

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2011, 3,307,159 options and 1,238,359 shares have been issued under the plan. As of December 31, 2011, 5,454,482 shares are still issuable under the Plan.

Stock Options

On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five (5) years, risk free interest rate of 4.73%, market price per share of $3.05, and no dividends. The Company expensed the value of the options over the vesting period of two years for the employees. For non-employees the Company revalued the fair market value of the options at each reporting period under the provisions of ASC 505. On December 14, 2011 all 1,970,000 of these options expired while 20,000 were exercised in a prior year.

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

The Company accounts for the stock options to consultants under the provisions of ASC 505. In accordance with ASC 505, the options awarded to consultants under the 2006 and 2007 Stock Option Grant were re-valued periodically using the Black-Scholes option pricing model over the vesting period. As of December 31, 2011 and 2010 stock options to consultants were fully vested and expensed.

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2011, and 2010 and for the period from March 28, 2006 (Inception) to December 31, 2011, the Company recognized stock based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively. There is no additional future compensation expense to record at December 31, 2011 based on previous awards.

A summary of the status of the stock option grants under the Plan as of the years ended December 31, 2007, 2008, 2009, 2010 and 2011 and changes during this period are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48	4.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2008	3,287,159	$2.48	3.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2009	3,287,159	$2.48	2.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2010	3,287,159	$2.48	1.40
Granted during the year	-
Exercised during the year	-
Expired during the year	(2,057,500)	2.00
Options exercisable at December 31, 2011	1,229,659	$3.21	1.00

There were no amounts received for the exercise of stock options in 2011 or 2010.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2011:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of 12/31/2011	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable as of 12/31/2011	Weighted- Average Exercise Price

$3.20 - $3.52	1,229,659	1.00	$3.21	767,159	$3.21

As of December 31, 2011, the average intrinsic value of the options outstanding is zero as the exercise prices were in excess of the closing price of the Company’s common stock as of December 31, 2011.

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

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vested in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007. No additional issuances were made in 2008, 2009 and 2010.

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

Throughout the year ended December 31, 2011, the Company issued 718,963 shares of common stock for legal services provided, which compares to 75,000 shares for the same services in 2010. In connection with this issuance the Company recorded $162,000 in legal expense which is included in general and administrative expense, which compares to $20,250 in 2010.

Throughout the year ended December 31, 2011, the Company issued 139,549 shares of common stock for compliance services provided, which compares to zero shares for the same services in 2010. In connection with this issuance the Company recorded $22,962 in compliance expenses which is included in general and administrative expense, which compares to $0 in 2010.

On September 16, 2011, the Company issued 10,000 shares of common stock for consulting services provided, which compares to zero shares for the same services in 2010. In connection with this issuance the Company recorded $1,800 in consulting expenses which is included in general and administrative expense, which compares to $0 in 2010.

Shares Issued for Settlement of Accrued Expenses

On December 28, 2011, the Company issued 527,980 shares of common stock in lieu of cash for back rent owed of $81,837. In connection with this issuance the Company recorded a gain on the settlement of accrued rent expenses of $7,920 which is included in the accompanying statement of operations.

Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised.

Warrants Issued

See Notes 5, 6, 9 and 10 for warrants issued with debt and equity financings.

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

On December 15, 2010, the Company issued to Arnold Klann, a Director and Executive at the Company, a warrant to purchase 500,000 shares of common stock at an exercise price of $0.50 per share pursuant to a loan agreement. See Note 10.

On January 19, 2011, the Company issued to Lincoln Park Capital, a warrant to purchase 428,571 shares of common stock at an exercise price of $0.55 per share pursuant to a stock purchase agreement. See Note 9.

Warrants Cancelled

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. (see Note 6).

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2007, 2008, 2009 and 2010 changes during the periods is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007 (with 50,000 warrants exercisable)	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60
Issued during the year	-	-
Outstanding and exercisable at December 31, 2008	7,386,694	$3.02	3.60
Issued during the year	100,000	3.00
Cancelled during the year	(673,200)	(2.90)
Outstanding and exercisable at December 31, 2009	6,813,494	$3.03	2.76
Issued during the year	500,000	0.50
Cancelled during the year	(426,800)	(2.92)
Outstanding and exercisable at December 31, 2010	6,886,694	$2.85	1.98
Issued during the year	428,581	0.55
Expired during the year	(200,000)	5.00
Outstanding and exercisable at December 31, 2011	7,115,275	$2.65	1.20

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

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2011 and 2010, the Company had not incurred any liabilities related to the agreement.

Related Party Lines of Credit

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of November 11, 2011, the outstanding balance on the line of credit is approximately $19,000 with $21,000 remaining under the line.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000.

Notes Payable

As mentioned in Note 3, on July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 invested by the Company’s former Chief Financial Officer. In 2011 and 2010 no additional notes were issued.

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the year ended December 31, 2011 and 2010, the Company amortized $73,885 and $9,851, respectively, of the discount to interest expense.

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

The Company had no estimated state tax liability at December 31, 2011. There is no current provision or liability for federal reporting purposes, and no deferred income tax expense is recorded since the deferred tax assets have been recorded as discussed below.

The Company's deferred tax assets consist solely of net operating loss carry forwards of approximately $9,651,000 and $9,386,000 at December 31, 2011 and 2010, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State of California purposes they expire in five years beginning in 2011. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used to offset future income, if any. During the years ended December 31, 2011 and 2010, and for the period from March 28, 2006 (Inception) to December 31, 2011, the valuation increased by approximately $266,000, increased by approximately $822,000, increased by approximately $9,651,000, respectively.

The difference between the California statutory rate of approximately 8.83% and the actual provision rate is due to permanent difference required to get to taxable income. These permanent differences relate primarily to the gain on warrant liability, the accretion of related party note discount and other non-cash expenses. The Company has not provided a reconciliation to the provision for income taxes for the years ended December 31, 2011 and 2010 as the difference between the statutory rates and the actual provision rate relate to changes in the NOLs and the corresponding valuation allowance.

In addition, the Company is not current in their federal and state income tax filings due to previous delinquencies by Sucre prior to the reverse acquisition and due to fiscal 2010 returns not being filed. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time and because the Company incurred significant losses in fiscal 2010.

The Company has filed all other United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2007 through 2011 are still subject to tax examination by the United States Internal Revenue Service, however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2006 through 2011 and currently does not have any ongoing tax examinations.

NOTE 12 – SUBSEQUENT EVENTS

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA shall commit to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire shall pay to TCA a fee by issuing to TCA that number of shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It is the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $110,000 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to BlueFire’s treasury) to adjust the number of Facility Fee Shares issued. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing. BlueFire must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 90 days following closing.

On March 28, 2012, BlueFire entered into a security agreement (the “Security Agreement”) TCA, related to a $300,000 convertible promissory note issued by BlueFire in favor of TCA (the “Convertible Note”). The Security Agreement grants to TCA a continuing, first priority security interest in all of BlueFire’s assets, wheresoever located and whether now existing or hereafter arising or acquired. On March 28, 2012, BlueFire issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note is March 28, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of BlueFire’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at BlueFire’s option without penalty. The proceeds received by the Company under the purchase agreement are expected to be used for general working capital purposes which include costs expected to be reimbursed under the DOE cost share program. The Company is currently determining the accounting impact of the transaction.

Subsequent to year end, in January 2012, under the LPC Purchase Agreement the Company sold a total of 235,465 shares to LPC for $0.15 share for $35,000.

