Form 10-K/A
period 2011-12-31
Bluefire Renewables, Inc.
filed 2012-04-20
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $2,482,321. As of April 20, 2012, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 32,776,919.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to BlueFire Renewables, Inc.’s annual report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission on April 16, 2012 (the “Form 10-K), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-K. This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: April 20, 2012	By:	/s/ Arnold R. Klann
Name: Arnold R. Klann
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	April 20, 2012
Arnold R. Klann	Executive Officer, Principal Financial Officer and
Principal Accounting Officer

/s/ Necitas Sumait	Director, Secretary and Senior Vice President	April 20, 2012
Necitas Sumait

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	April 20, 2012
John Cuzens

/s/ Chris Nichols	Director	April 20, 2012
Chris Nichols

/s/ Joseph Sparano	Director	April 20, 2012
Joseph Sparano