Form 10-Q
period 2012-03-31
Bluefire Renewables, Inc.
filed 2012-05-16
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of May 16, 2012, there were 32,776,919 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$210,469	$15,028
Department of Energy unbilled receivables	186,322	207,570
Debt issuance costs	194,800	-
Prepaid expenses	25,830	15,911
Total current assets	617,421	238,509

Property, plant and equipment, net of accumulated depreciation of $92,063 and $88,205, respectively	1,225,519	1,187,766
Total assets	$1,842,940	$1,426,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$935,265	$718,018
Accrued liabilities	658,340	466,916
Line of credit, related party	19,230	19,230
Note payable to a related party, net of discount of $0 and $0, respectively	200,000	200,000
Department of Energy billings in excess of estimated earnings	354,000	354,000
Outstanding warrant liability	18,225	831
Total current liabilities	2,185,060	1,758,995

Convertible note payable	139,590	-
Outstanding warrant liability	121,296	34,095
Derivative liability	161,956	-
Total liabilities	2,607,902	1,793,090

Redeemable noncontrolling interest	849,580	852,531

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,696,274 and 32,099,840 shares issued; and 32,664,102 and 32,067,668 outstanding, as of March 31, 2012 and December 31, 2011, respectively	32,696	32,099
Additional paid-in capital	14,698,672	14,543,019
Treasury stock at cost, 32,172 shares at March 31, 2012 and December 31, 2011	(101,581)	(101,581)
Deficit accumulated during the development stage	(16,244,329)	(15,692,883)
Total stockholders’ deficit	(1,614,542)	(1,219,346)

Total liabilities and stockholders’ deficit	$1,842,940	$1,426,275

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2012	2011	2012

Revenues:
Consulting fees	$61,900	$-	$205,515
Department of Energy grant revenue	4,867	77,700	5,980,601
Department of Energy - unbilled grant revenue	-	5,393	197,041
Total revenues	66,767	83,093	6,383,157

Operating expenses:
Project development including stock based compensation of $0, $0, and $4,468,490, respectively	138,587	137,756	19,069,744
General and administrative including stock based compensation of $11,250, $12,600, and $6,322,920, respectively	374,740	405,696	17,158,789
Related party license fee	-	-	1,000,000
Total operating expenses	513,327	543,452	37,228,533

Operating loss	(446,560)	(460,359)	(30,845,376)

Other income and (expense):
Gain / (loss) from change in fair value of warrant liability	(104,595)	265,870	2,827,895
Other income	-	-	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	(1,160)	-	(687,993)
Interest expense	-	-	(56,097)
Related party interest expense	(871)	(29,574)	(170,239)
Loss on extinguishment of debt	-	-	(2,818,370)
Gain on settlement of accrued rent	-		7,920
Loss on the retirements of warrants	(386)	-	(147,104)
Total other income and (expense)	(107,012)	236,296	(999,353)

Income (loss) before income taxes	(553,572)	(224,063)	(31,844,729)
Provision for income taxes	(825)	-	(83,972)
Net loss	$(554,397)	$(224,063)	$(31,928,701)

Net loss attributable to noncontrolling interest	(2,951)	-	(12,920)
Net loss attributable to controlling interest	$(551,446)	$(224,063)	$(31,915,781)
Basic and diluted income (loss) per common share	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	32,301,100	29,340,323

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From March 28, 2006 (inception) Through March 31,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$(554,397)	$(224,063)	$(31,928,701)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
(Gain) / loss from change in the fair value of warrant liability	104,595	(265,870)	(2,827,895)
Change in fair value of derivative liability	1,546	-	1,546
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	20,862	83,736
Loss from change in accounting estimate on Department of Energy billings	-	-	354,000
Debt issuance costs for rejected loan guarantees	-	-	583,634
Gain on settlement of accrued rent	-	-	(7,920)
Share-based compensation	11,250	12,600	11,563,717
Depreciation	3,813	6,475	92,420
Changes in operating assets and liabilities:
Department of Energy unbilled grant receivable	21,248	(51,064)	(124,023)
Prepaid expenses and other current assets	(9,919)	(4,236)	(25,831)
Accounts payable	217,247	(16,710)	938,689
Accrued liabilities	191,424	10,263	637,712
Accrued liabilities related party interest	-	(8,712)	-
Net cash used in operating activities	(13,193)	(520,455)	(16,836,150)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	(41,566)	(45,110)	(1,054,460)
Net cash used in investing activities	(41,566)	(45,110)	(1,272,096)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	35,000	150,000	14,745,000
Proceeds from convertible notes payable	300,000	-	2,800,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	335,230
Repayment of related party notes payable	-	-	(116,000)
Debt issuance costs	(84,800)	-	(648,434)
Retirement of Aurarian warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by (used in) financing activities	250,200	150,000	18,318,715

Net increase (decrease) in cash and cash equivalents	195,441	(415,565)	210,469

Cash and cash equivalents beginning of period	15,028	592,359	-

Cash and cash equivalents end of period	$210,469	$176,794	$210,469

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$-	$-	$57,102
Income taxes	$-	$-	$18,921

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$45,842
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$-	$37,500	$112,500

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, stock purchase agreements in 2010 and 2012, and Department of Energy reimbursements throughout 2009, 2010, 2011, and the first quarter of 2012. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2012, the Company had a negative working capital of approximately $1,568,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, draw downs on the equity commitment the Company received from Lincoln Park Capital in January 2011, as well as seek additional funding in the form of equity or debt. On March 28, 2012, the Company finalized a committed equity facility agreement and a $300,000 convertible promissory note with TCA Global Credit Master Fund, LP (See Note 12). As of May 16, 2012, the Company expects the current resources available to them will only be sufficient for a period of approximately two months unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. Currently, the Company's air permit for the Lancaster plant is inactive until such time as we pay the necessary fees to reinstate them. In 2012, as in 2011, the Company sees this project on hold until we receive the funding to construct the facility.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During three months ended March 31, 2012 and 2011 and for the period from March 28, 2006 (Inception) to March 31, 2012, research and development costs included in Project Development were approximately $139,000, $138,000, and $14,602,000, respectively.

Fair Value of Financial Instruments

On January 1, 2009, the Company adopted ASC 820 “Fair Value Measurements and Disclosures.” The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

The Company did not have any level 1 financial instruments at March 31, 2012 or December 31, 2011.

As of March 31, 2012, the Company’s warrant liability is considered a level 2 item, see Note 4.

As of March 31, 2012 and December 31, 2011 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during three months ended March 31, 2012 as follows:

Balance at December 31, 2011	$852,531
Net loss attributable to noncontrolling interest	(2,951)
Balance at March 31, 2012	$849,580

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2012 and 2011, the Company had 1,229,659 and 3,287,159 options and 7,115,265 and 6,886,694 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss. As of March 31, 2012, the Company’s Convertible Note payable is convertible into approximately 789,000 shares of common stock, for which the effects would have been antidilutive due to the loss.

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, under the provisions ASC 815 – “Derivatives and Hedging” certain financial instruments that have characteristics of a derivative, as defined by ASC 815, such as embedded conversion features on our Convertible Notes, that are potentially settled in the Company’s own common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value each reporting period.

The value of the embedded conversion feature is determined using the Black-Scholes option pricing model. All future changes in the fair value of the embedded conversion feature will be recognized currently in earnings until the note is converted or redeemed. Determining the fair value of derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, volatility and other factors. The use of different assumptions could have a material effect on the estimated fair value amounts.

Lines of Credit with Share Issuance

Shares issued to obtain a line of credit are recorded at fair value at contract inception.  When shares are issued to obtain a line of credit rather than in connection with the issuance, the shares are accounted for as equity, at the measurement date in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees.” The issuance of these shares is equivalent to the payment of a loan commitment or access fee, and, therefore, the offset is recorded akin to debt issuance costs. The deferred fee is amortized on a straight-line basis over the stated term of the line of credit, or other period as deemed appropriate.

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

New Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

As of May 16, 2012, the Company has received reimbursements of approximately $9,445,000 under these awards.

In 2009, 2010 and 2011, our operations had been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of $87,560,000, and through May 16, 2012, we have an unreimbursed amount of approximately $78,115,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made on the indirect rate during the reimbursement process over the course of the award.

Accordingly, although Management does not believe the DOE intends to demand payment for the overbill, and the Contracting Officer has not indicated such will be done, the DOE does have the legal right to do so. Due to that right and the Company’s decision not to close the award as initially planned, the Company has determined that a liability should be included in the accompanying balance sheet as of March 31, 2012 and December 31, 2011 due to billing is excess of estimated earnings. Because this liability stemmed from normal recurring estimates made in government contracting, the change was accounted for as a change in accounting estimate. The cumulative effect was recorded during the last quarter of fiscal 2011.

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

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized a loss of approximately $18,000 and gains of approximately $272,000 and $2,497,000 from the change in fair value of these warrants during the three months ended March 31, 2012 and 2011 and the period from Inception to March 31, 2012, respectively.

These common stock purchase warrants were initially issued in connection with two private offerings, in August 2007 and December 2007 are net of subsequent calculations in October 2009. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years)	0.75	1.0
Risk-free interest rate	0.19%	0.12%
Expected volatility	100%	95%

January 2011 Warrants

On January 19, 2011, in connection with the Lincoln Park Capital agreement (see Note 8) the Company issued 428,571 common stock warrants. The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain excluded issuances; if issuances are at prices lower than the current exercise price. Because the warrants were issued in connection with an equity capital raise, the initial value offset additional paid-in capital. The Company estimated the fair value of the warrants using the Black-Scholes model on the March 31, 2012 and December 31, 2011 reporting dates using the following assumptions:

	March 31,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years) of	3.80	4.05
Risk-free interest rate	1.04%	0.83%
Expected volatility	116%	109%

In connection with the 428,571 warrants to expire in January 2016, the Company recognized a loss of approximately $86,000 and $5,700, and a gain of $5,000 from the change in fair value of these warrants during the three months ended March 31, 2012 and 2011 and for the period from inception to March 31, 2012, respectively.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, and $215,900 during the three months ended March 31, 2012 and 2011 and the period from March 28, 2006 (Inception) to March 31, 2012, respectively.

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three months ended March 31, 2012 and 2011, and for the period from March 28, 2006 (Inception) to March 31, 2012, the Company amortized the discount to interest expense of approximately $0, $20,900, and $83,736, respectively.

During the three months ended March 31, 2012 and 2011, and for the period from March 28, 2006 (Inception) to March 31, 2012, the Company recognized interest expense of approximately $0, $8,712, and $30,000, respectively.

NOTE 7 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated joint ventures are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 through the estimated forecasted financial close, originally estimated to be the end of the third quarter of 2011. Net loss attributable to the redeemable noncontrolling interest for the three months ended March 31, 2012 and the from inception through March 31, 2012 was $2,951 and $12,920, respectively. During the three months ended March 31, 2011 the amount was insignificant and thus not presented on the statement of operations.

For the three months ended March 31, 2012 and 2011 and for the period from Inception to March 31, 2012 the Company recognized the accretion of the redeemable noncontrolling interest of $37,500, $8,712, and $112,500, respectively which was charged to additional paid-in capital.

NOTE 8 -STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three months ended March 31, 2012 and 2011, and for the period from March 28, 2006 (Inception) to March 31, 2012, the Company recognized stock-based compensation, including consultants, of approximately $11,250, $12,600, and $6,323,000 to general and administrative expenses and $0, $0, and $4,468,000 to project development expenses, respectively. There is no additional future compensation expense to record as of March 31, 2012 based on the previous awards.

Shares Issued for Services

During the three months ended March 31, 2012, the Company issued 80,357 shares of common stock for legal services provided. In connection with this issuance the Company recorded $11,250 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

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

After the SEC declared effective the registration statement related to the transaction, The Company has the right, in their sole discretion, over a 30-month period to sell the shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

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

During the three months ended March 31, 2012 and 2011 and the period from Inception to March 31, 2012 the Company drew $35,000, $150,000 and $385,000 on the Purchase Agreement.

Equity Facility Agreement

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire paid to TCA a fee by issuing to TCA shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It is the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $110,000 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to BlueFire’s treasury) to adjust the number of Facility Fee Shares issued. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing. BlueFire must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 90 days following closing.

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs in the accompanying balance sheet as of March 31, 2012, along with other costs incurred as part Equity Facility and the Convertible Note described below. Additional costs related to the Equity Facility and paid from the funds of the Convertible Note described below, were approximately $60,000. Aggregate costs of the Equity Facility were $170,000. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs The deferred financings costs related to the Equity Facility will be amortized over one (1) year on a straight-line basis. The Company believes this accelerated amortization, which is less than the two year Equity Facility term, is appropriate based on substantial doubt about the Company’s ability to continue as a going concern. Amortization of the deferred financing costs during the quarter ended March 31, 2012 was insignificant.

On March 28, 2012, BlueFire entered into a security agreement (the “Security Agreement”) with TCA, related to a $300,000 convertible promissory note issued by BlueFire in favor of TCA (the “Convertible Note”). The Security Agreement grants to TCA a continuing, first priority security interest in all of BlueFire’s assets, wheresoever located and whether now existing or hereafter arising or acquired. On March 28, 2012, BlueFire issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note is March 28, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum with a default rate of eighteen percent (18%) per annum. The Convertible Note is convertible into shares of BlueFire’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at BlueFire’s option without penalty. The proceeds received by the Company under the purchase agreement are expected to be used for general working capital purposes which include costs expected to be reimbursed under the DOE cost share program.

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which are capitalized as deferred financing costs in the accompanying balance sheet as of March 31, 2012; and will be amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover second quarter legal fees and have been recorded as a prepaid in the accompanying balance sheet. After said costs, the Company received approximately $207,000 in cash from the Convertible Note. Amortization of the deferred financing costs during the quarter ended March 31, 2012 was insignificant.

This note contains an embedded conversion feature whereby the holder can convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature is considered a derivative instrument and bifurcated. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount will be accreted back to the face value of the note over the note term.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be $161,570 at the notes inception. The Company revalued the conversion feature at March 31, 2012 in the same manor with the inputs listed below and recognized a loss on the change in fair value of the derivative liability on the accompanying statement of operations of $386.

	March 31, 2012	March 28, 2012
Annual dividend yield	-	-
Expected life (years)	0.99	1.00
Risk-free interest rate	0.19%	0.19%
Expected volatility	119%	119%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

15

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

•	A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approve costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of December 31, 2011, BlueFire has been reimbursed approximately $9,217,869 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender. However, no assurances can be made. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

•	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2012.

•	In February 2012, SucreSource received its first payment from the professional services agreement (PSA) with GS Caltex, a Korean oil and petrochemical company. BlueFire has completed the first phase of the agreement, and is currently working on the second phase of development for a cellulosic sugar production facility at a GS Caltex facility in South Korea.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company plans to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which may include the substitution of another lender; however, no assurances can be made that the Company will be able to satisfy these requirements. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

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

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Revenue excluding unbilled grant revenue, for the three months ended March 31, 2012 and 2011, were approximately $62,000 and $78,000, respectively, and was primarily related to consulting work provided by the Company. The decrease in revenue was mainly due to a reduction in Department of Energy grant revenue which is a result of reduced cash balances available to pay for reimbursable expenses. This decrease is net of an increase in consulting fees during the first quarter of fiscal 2012.

Unbilled Grant Revenues

Unbilled grant revenues for the three months ended March 31, 2012 and 2011, were approximately $0 and $5,400, respectively. The decrease in unbilled grant revenues is a result of having reduced cash resources to pay for reimbursable costs under the DOE grant.

Project Development

For the three months ended March 31, 2012, our project development costs were approximately $139,000, compared to project development costs of $138,000 for the same period during 2011. The consistency between periods is a result of reduced operations in the first quarter of 2012 and the similar 2011 quarter in which certain project costs were capitalized to construction in progress.

General and Administrative Expenses

General and Administrative Expenses were approximately $375,000 for the three months ended March 31, 2012, compared to $406,000 for the same period in 2011. The decrease in general and administrative costs is mainly due to reduced non-critical operations at the end of fiscal 2011 to conserve working capital.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of March 31, 2012, we had cash and cash equivalents of approximately $210,500. As of May 16, 2012, we had cash and cash equivalents of approximately $69,000.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of May 16, 2012, the outstanding balance on the line of credit is approximately $19,200.

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

On March 28, 2012, BlueFire finalized the Equity Facility with TCA, whereby the parties entered into (i) an Equity Agreement and (ii) a Registration Rights Agreement. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement, TCA shall commit to purchase up to $2,000,000 of BlueFire’s Shares, pursuant to Advances, covering the Registrable Securities. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds to BlueFire, subject to the terms of the Equity Agreement. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire shall pay to TCA a fee by issuing to TCA Facility Fee Shares. BlueFire also entered into a Security Agreement with TCA, related to the issuance of the $300,000 Convertible Note, at a rate of twelve percent (12%) per annum, and a maturity date of March 28, 2013. The Security Agreement grants to TCA a continuing, first priority security interest in all of BlueFire’s assets.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, and our equity purchase agreement consummated with LPC in January 2011 (as discussed herein). The Company’s ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of May 16, 2012, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately two months, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the three months ended March 31, 2012, we invested approximately $42,000 in construction activities at our Fulton Project, compared with $45,000, net of DOE reimbursements in the same period in 2011. This decrease was due to the decrease of the engineering and other capitalizable costs in connection with the development of the Fulton Project.

We received net proceeds from LPC of approximately $35,000 for the three months ended March 31, 2012, for shares of the Company’s common stock, compared with $150,000 for the same period in 2011.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments, except as discussed in Note 8 to the financial statements contained herein, and do not engage in any hedging activities.

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.   Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3.   Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

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

BLUEFIRE RENEWABLES, INC.

Date: May 16, 2012	By:	/s/ Arnold Klann
Name: Arnold Klann
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

