Form 10-Q
period 2012-06-30
Bluefire Renewables, Inc.
filed 2012-08-14
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 14, 2012, there were 32,870,668 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$86,002	$15,028

Accounts receivable	30,000	-

Department of Energy unbilled receivables	20,116	207,570
Debt issuance costs	146,100	-
Prepaid expenses	22,075	15,911
Total current assets	304,293	238,509

Property, plant and equipment, net of accumulated depreciation of $95,781 and $88,205, respectively	1,206,792	1,187,766
Total assets	$1,511,085	$1,426,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,012,263	$718,018
Accrued liabilities	489,154	466,916
Line of credit, related party	15,230	19,230
Note payable to a related party, net of discount of $0 and $0, respectively	200,000	200,000
Department of Energy billings in excess of estimated earnings	354,000	354,000
Outstanding warrant liability - current	-	831
Total current liabilities	2,070,647	1,758,995

Convertible note payable	179,983	-
Outstanding warrant liability	40,371	34,095
Derivative liability	136,954	-
Total liabilities	2,427,955	1,793,090

Redeemable noncontrolling interest	849,989	852,531

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,776,919 and 32,099,840 shares issued; and 32,744,747 and 32,067,668 outstanding, as of June 30, 2012 and December 31, 2011, respectively	32,776	32,099
Additional paid-in capital	14,731,254	14,543,019
Treasury stock at cost, 32,172 shares at June 30, 2012 and December 31, 2011	(101,581)	(101,581)
Deficit accumulated during the development stage	(16,429,308)	(15,692,883)
Total stockholders’ deficit	(1,766,859)	(1,219,346)

Total liabilities and stockholders’ deficit	$1,511,085	$1,426,275

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,	From March 28, 2006 (Inception) Through June 30,
	2012	2011	2012	2011	2012

Revenues:
Consulting fees	$30,000	$3,849	$91,900	$3,849	$235,515
Department of Energy grant revenue	206,944	250,288	211,811	327,988	6,187,545
Department of Energy - unbilled grant revenue	-	7,887	-	13,280	197,041
Total revenues	236,944	262,024	303,711	345,117	6,620,101

Operating expenses:
Project development	152,686	132,749	291,273	270,506	19,222,430
General and administrative	303,668	329,232	678,408	734,928	17,462,456
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	456,354	461,981	969,681	1,005,434	37,684,886

Operating loss	(219,410)	(199,957)	(665,970)	(660,317)	(31,064,785)

Other income and (expense):
Gain / (loss) from change in fair value of warrant liability	99,150	497,886	(5,445)	763,756	2,927,045
Gain from change in fair value of derivative liability	25,002	-	24,616	-	24,616
Other income	-	-	-	-	256,295
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	(89,093)	-	(90,253)	-	(777,086)
Interest expense	-	-	-	-	(56,098)
Related party interest expense	(219)	(33,846)	(1,090)	(63,420)	(170,458)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Gain on settlement of accrued rent	-	-	-	-	7,920
Loss on the retirements of warrants	-	-	-	-	(146,718)
Total other income and (expense)	34,840	464,040	(72,172)	700,336	(964,514)

Income (loss) before income taxes	(184,570)	264,083	(738,142)	40,019	(32,029,299)
Provision for income taxes	-	-	(825)	-	(83,972)
Net income (loss)	$(184,570)	$264,083	$(738,967)	$40,019	$(32,113,271)

Net income (loss) attributable to noncontrolling interest	409	-	(2,542)	-	(12,511)
Net income (loss) attributable to controlling interest	$(184,979)	$264,083	$(736,425)	$40,019	$(32,100,760)
Basic and diluted income (loss) per common share	$(0.01)	$0.01	$(0.02)	$0.00
Weighted average common shares outstanding, basic and diluted	32,739,430	29,781,412	32,521,594	29,562,086

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	From March 28, 2006 (Inception) Through June 30,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$(738,967)	$40,019	$(32,113,271)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
(Gain) / loss from change in the fair value of warrant liability	5,445	(763,756)	(2,927,045)
Change in fair value of derivative liability	16,937	-	16,937
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	47,229	83,736
Loss from change in accounting estimate on Department of Energy billings	-	-	354,000
Debt issuance costs for rejected loan guarantees	-	-	583,634
Gain on settlement of accrued rent	-	-	(7,920)
Share-based compensation	43,912	23,850	11,596,379
Depreciation and amortization	56,230	11,969	144,837
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	(3,849)	(30,000)
Department of Energy unbilled grant receivable	187,454	38,489	42,183
Department of Energy grant receivable	-	(20,817)	-
Prepaid expenses and other current assets	(6,164)	11,503	(22,076)
Accounts payable	294,245	1,762	1,015,687
Accrued liabilities	(45,319)	(12,030)	400,969
Accrued liabilities related party interest	-	16,191	-
Net cash used in operating activities	(216,227)	(609,440)	(17,039,184)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	41,001	(81,460)	(971,893)
Net cash provided by (used in) investing activities	41,001	(81,460)	(1,189,529)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	35,000	220,000	14,745,000
Proceeds from convertible notes payable	300,000	-	2,800,000
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	335,230
Repayment of related party notes payable and line of credit	(4,000)	-	(120,000)
Debt issuance costs	(84,800)	-	(648,434)
Retirement of Aurarian warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by (used in) financing activities	246,200	220,000	18,314,715

Net increase (decrease) in cash and cash equivalents	70,974	(470,900)	86,002

Cash and cash equivalents beginning of period	15,028	592,359	-

Cash and cash equivalents end of period	$86,002	$121,459	$86,002

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$-	$-	$57,102
Income taxes	$-	$-	$18,921

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$45,842
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$-	$75,000	$112,500

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with a reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, stock purchase agreements in 2010 and 2012, and Department of Energy reimbursements throughout 2009, 2010, 2011, and the first half of 2012. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of June 30, 2012, the Company had a negative working capital of approximately $1,766,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, draw downs on the equity commitment the Company received from Lincoln Park Capital in January 2011 and TCA Global Credit Master Fund, LP in March 2012 (see Note 8), as well as seek additional funding in the form of equity or debt. As of August 14, 2012, the Company expects the current resources available to them will only be sufficient for a period of approximately two months unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase or decrease in raw materials or any savings in construction cost that might be realized by the weak world economic environment. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiaries, BlueFire Ethanol, Inc. and Sucre Source LLC. BlueFire Ethanol Lancaster, LLC, and BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold) are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Project Development

Project development costs include research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the three and six months ended June 30, 2012 and 2011, and for the period from Inception to June 30, 2012, research and development costs included in Project Development expense were approximately $153,000, $133,000, $ 291,000, $271,000, and $14,754,000, respectively.

Fair Value of Financial Instruments

The Company follows the accounting guidance under ASC 820 “Fair Value Measurements and Disclosures.” Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 financial instruments at June 30, 2012 or December 31, 2011.

As of June 30, 2012, the Company’s warrant liability and derivative liability are considered level 2 items (see Note 4).

As of June 30, 2012 and December 31, 2011 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during six months ended June 30, 2012 as follows:

Balance at December 31, 2011	$852,531
Net loss attributable to noncontrolling interest	(2,542)
Balance at June 30, 2012	$849,989

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2012 and 2011, the Company had 1,229,659 and 3,287,159 options and 7,115,275 and 6,886,694 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss. As of June 30, 2012, the Company’s Convertible Note payable is convertible into approximately 1,858,000 shares of common stock, for which the effects would have been antidilutive due to the loss.

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

As of August 14, 2012, the Company has received reimbursements of approximately $9,700,000 under these awards.

In 2009, 2010 and 2011, our operations had been financed to a large degree through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of $87,560,000, and through August 14, 2012, we have an unreimbursed amount of approximately $77,860,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made on the indirect rate during the reimbursement process over the course of the award.

Accordingly, although Management does not believe the DOE intends to demand payment for the overbill, and the Contracting Officer from the DOE has not indicated such will be done, the DOE does have the legal right to do so. Due to that right and the Company’s decision not to close the award as initially planned, the Company has determined that a liability should be included in the accompanying balance sheet as of June 30, 2012 and December 31, 2011 due to billing is excess of estimated earnings. Because this liability stemmed from normal recurring estimates made in government contracting, the change was accounted for as a change in accounting estimate. The cumulative effect was recorded during the last quarter of fiscal 2011.

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

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $19,000, $412,000, $1,000, $683,000 and $2,516,000 from the change in fair value of these warrants during the three and six-months ended June 30, 2012 and 2011 and the period from Inception to June 30, 2012, respectively.

These common stock purchase warrants were initially issued in connection with two private offerings in August 2007 and December 2007 are net of subsequent calculations in October 2009. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years)	0.50	1.0
Risk-free interest rate	0.21%	0.12%
Expected volatility	85%	95%

January 2011 Warrants

On January 19, 2011, in connection with the Lincoln Park Capital agreement (see Note 8) the Company issued 428,571 common stock warrants. The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain excluded issuances; if issuances are at prices lower than the current exercise price. Because the warrants were issued in connection with an equity capital raise, the initial value offset additional paid-in capital. The Company estimated the fair value of the warrants using the Black-Scholes model on the June 30, 2012 and December 31, 2011 reporting dates using the following assumptions:

	June 30,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years) of	3.55	4.05
Risk-free interest rate	0.72%	0.83%
Expected volatility	117%	109%

In connection with the 428,571 warrants to expire in January 2016, the Company recognized gains (losses) of approximately $80,000, $86,000, ($6,000), $80,400, and $85,000 from the change in fair value of these warrants during three and six-months ended June 30, 2012 and 2011 and the period from Inception to June 30, 2012, respectively.

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

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates that correspond to the expected life of the warrants.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $61,800, $61,800, and $246,800 during the three and six-months ended June 30, 2012 and 2011 and the period from Inception to June 30, 2012, respectively.

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

The fair value of the warrants was determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 112.6%, risk-free interest rate of 1.1%, dividend yield of 0%, and a term of three (3) years.

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three and six-months ended June 30, 2012 and 2011, and for the period from Inception to June 30, 2012, the Company amortized the discount to interest expense of approximately $0, $26,400, $0, $47,200, and $83,736 respectively.

For the three and six-months ended June 30, 2012 and 2011, and for the period from Inception to June 30, 2012, the Company recognized interest expense of approximately $0, $7,479, $0, $14,958, and $30,000, respectively related to the above note. No payments have been made on this note to date.

NOTE 7 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events of obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated joint ventures are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 through the estimated forecasted financial close, originally estimated to be the end of the third quarter of 2011. Net income (loss) attributable to the redeemable noncontrolling interest for the three and six-months ended June 30, 2012, and for the period from Inception to June 30, 2012 was $409, $(2,542), and $(12,511), respectively. Net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2011, and for the period from Inception to June 30, 2011 was inconsequential to the financial statements taken as a whole and thus not presented on the statement of operations.

For the three and six-months ended June 30, 2012 and 2011, and for the period from Inception to June 30, 2012 the Company recognized the accretion of the redeemable noncontrolling interest of $0, $37,500, $0, $75,000, and $112,500, respectively which was charged to additional paid-in capital.

NOTE 8 -STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three and six months ended June 30, 2012 and 2011, and for the period from Inception to June 30, 2012, the Company recognized stock-based compensation, including consultants, of approximately $33,000, $0, $44,000 $0, and $6,356,000, to general and administrative expenses and $0, $0, $0, $0, and $4,468,000 to project development expenses, respectively. There is no additional future compensation expense to record as of June 30, 2012 based on the previous awards.

Shares Issued for Services

During the six months ended June 30, 2012, the Company issued 161,002 shares of common stock for legal services provided. In connection with this issuance the Company recorded approximately $44,000 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

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

After the SEC declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

There are no upper limits to the price LPC may pay to purchase our common stock. The purchase price of the shares related to the $10 million funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company controls the timing and amount of any future sales, if any, of shares to LPC. LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15. The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. Except for a limitation on variable priced financings, there are no financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the agreement.

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

During the three and six-months ended June 30, 2012 and 2011 and the period from Inception to June 30, 2012, the Company drew $0, $70,000, $35,000, $220,000, and $385,000, respectively, on the Purchase Agreement.

Equity Facility Agreement

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire paid to TCA a fee by issuing to TCA shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It is the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $110,000 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to BlueFire’s treasury) to adjust the number of Facility Fee Shares issued. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire was obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing, which BlueFire filed on or around May 5, 2012. BlueFire must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 90 days following closing.

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs in the accompanying balance sheet as of June 30, 2012, along with other costs incurred as part Equity Facility and the Convertible Note described below. Additional costs related to the Equity Facility and paid from the funds of the Convertible Note described below, were approximately $60,000. Aggregate costs of the Equity Facility were $170,000. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs The deferred financings costs related to the Equity Facility will be amortized over one (1) year on a straight-line basis. The Company believes this accelerated amortization, which is less than the two year Equity Facility term, is appropriate based on substantial doubt about the Company’s ability to continue as a going concern. During the six-months ended June 30, 2012, the Company amortized deferred financing costs and recorded as expense approximately $28,000.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which are capitalized as deferred financing costs in the accompanying balance sheet as of June 30, 2012; and will be amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover second quarter legal fees. After said costs, the Company received approximately $207,000 in cash from the Convertible Note. During the six-months ended June 30, 2012, the Company amortized deferred financing costs and recorded as expense approximately $21,000.

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

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be approximately $162,000 at the notes inception and $137,000 as of June 30, 2012. The Company revalued the conversion feature at June 30, 2012 in the same manor with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of $25,000.

	June 30, 2012	March 31, 2012
Annual dividend yield	-	-
Expected life (years)	0.75	0.99
Risk-free interest rate	0.21%	0.19%
Expected volatility	111%	119%

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

Our initial planned biorefineries in North America are projected as follows:

•	A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Biorefinery with the the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has since let certain, more costly permits expire and will pursue reinstating them once a development or financial partner is found. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2012 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, this project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•	A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of June 30, 2012, BlueFire has been reimbursed approximately $9,217,869 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company has been in discussion with the USDA but has since discontinued its pursuit of the Loan Guarantee because an alternative acceptable lender could not be secured. The Company is pursuing other financing options including other potential government programs. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have been executed.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company has been in discussion with the USDA but has since discontinued its pursuit of the Loan Guarantee because an alternative acceptable lender could not be secured. The Company is pursuing other financing options including other potential Government Programs. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

On September 27, 2010, the Company announced a contract with Cooper Marine & Timberlands to provide feedstock for the Company’s planned Fulton Project for a period of up to 15 years. Under the agreement, Cooper Marine & Timberlands (“CMT”) will supply the project with all of the feedstock required to produce approximately 19 million gallons of ethanol per year from locally sourced cellulosic materials such as wood chips, forest residual chips, pre-commercial thinnings and urban wood waste such as construction waste, storm debris, land clearing; or manufactured wood waste from furniture manufacturing. Under the Agreement, CMT will pursue a least-cost strategy for feedstock supply made possible by the project site's proximity to feedstock sources and the flexibility of BlueFire's process to use a wide spectrum of cellulosic waste materials in pure or mixed forms. CMT, with several chip mills in operation in Mississippi and Alabama, is a member company of Cooper/T. Smith one of America's oldest and largest stevedoring and maritime related firms with operations on all three U.S. coasts and foreign operations in Central and South America.

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

Results of Operations

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue

Revenues excluding unbilled grant revenue, for the three months ended June 30, 2012 and 2011, were approximately $237,000 and $254,000, respectively, and were primarily related to a federal grant from the DOE along with some consulting work provided by the Company. The decrease in revenue was mainly due to a reduction in Department of Energy grant revenue which is a result of reduced cash balances available to pay for reimbursable expenses. This decrease is net of an increase in consulting fees during the second quarter of fiscal 2012.

Unbilled Grant Revenues

Unbilled grant revenues for the three months ended June 30, 2012 and 2011, were $0 and approximately $8,000, respectively. The decrease in unbilled grant revenues is a result of having reduced cash resources to pay for reimbursable costs under the DOE grant.

Project Development

For the three months ended June 30, 2012, our project development costs were approximately $153,000, compared to project development costs of $133,000 for the same period during 2011. The increase in project development costs is mainly a result of additional development activities in the second quarter of 2012 versus the same 2011 period, and a reduction in capitalizable costs in fiscal 2012 related to the Fulton Plant.

General and Administrative Expenses

General and Administrative Expenses were approximately $304,000 for the three months ended June 30, 2012, compared to $329,000 for the same period in 2011. The decrease in general and administrative costs is mainly due to continued reduced non-critical operations at the end of fiscal 2011 to conserve working capital.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue

Revenue for the six months ended June 30, 2012 and 2011, was approximately $304,000, and $345,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies.

Project Development

For the six months ended June 30, 2012, our project development costs were approximately $291,000, compared to project development costs of $271,000 for the same period during 2011. The increase in project development costs is mainly due to additional development activities in the first half of 2012 versus the same 2011 period, and a reduction in capitalizable costs in fiscal 2012 related to the Fulton Plant.

General and Administrative Expenses

General and Administrative Expenses were approximately $678,000 for the six months ended June 30, 2012, compared to $735,000 for the same period in 2011. The decrease in general and administrative costs is mainly due to continued reduced non-critical operations at the end of fiscal 2011 to conserve working capital.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of June 30, 2012, we had cash and cash equivalents of approximately $86,002. As of August 14, 2012, we had cash and cash equivalents of approximately $31,200.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of August 14, 2012, the outstanding balance on the line of credit is approximately $19,200.

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. The Company also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement was to be declared effective by March 31, 2011, and was subsequently declared effective on July 11, 2011, LPC has no intention at this time of terminating the Purchase Agreement.

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

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, and our equity purchase agreement consummated with LPC in January 2011 (as discussed herein). The Company’s ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of August 14, 2012, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately two months, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the six months ended June 30, 2012, we generated approximately $41,000 in construction activities at our Fulton Project, compared with investment of $81,000, net of DOE reimbursements in the same period in 2011. This increase was a result of additional funds received in fiscal 2012 that related to costs incurred in 2011. These additional funds were a result of changes in reimbursement rate assumptions used in fiscal 2011 and 2012.

During the six months ended June 30, 2012, we received approximately $246,000 from financing activities compared with $220,000 for the same period in 2011. The increase was a result of funds received from TCA, net of decreased amounts received from LPC during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, that were not otherwise disclosed in a Current Report on Form 8-K.

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

BLUEFIRE RENEWABLES, INC.

Date: August 14, 2012	By:	/s/ Arnold Klann
		Name:	Arnold Klann
		Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

