Form 10-Q
period 2012-09-30
Bluefire Renewables, Inc.
filed 2012-11-14
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 14, 2012, there were 33,063,557 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$65,271	$15,028
Department of Energy unbilled receivables	20,116	207,570
Prepaid expenses	9,898	15,911
Debt issuance costs	107,532	-
Total current assets	202,817	238,509

Property, plant and equipment, net of accumulated depreciation of $99,500 and $88,205, respectively	1,231,696	1,187,766
Total assets	$1,434,513	$1,426,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,081,391	$718,018
Accrued liabilities	541,137	466,916
Convertible notes payable	284,319	-
Line of credit, related party	15,230	19,230
Note payable to a related party, net of discount of $0 and $0, respectively	200,000	200,000
Department of Energy billings in excess of estimated earnings	354,000	354,000
Outstanding warrant liability - current	-	831
Derivative liability	105,941	-
Total current liabilities	2,582,018	1,758,995

Outstanding warrant liability	33,155	34,095
Total liabilities	2,615,173	1,793,090

Noncontrolling interest - redeemable	849,756	852,531

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,063,557 and 32,099,840 shares issued; and 33,031,385 and 32,067,668 outstanding, as of September 30, 2012 and December 31, 2011, respectively	33,063	32,099
Additional paid-in capital	14,779,292	14,543,019
Treasury stock at cost, 32,172 shares at September 30, 2012 and December 31, 2011	(101,581)	(101,581)
Deficit accumulated during the development stage	(16,741,190)	(15,692,883)
Total stockholders’ deficit	(2,030,416)	(1,219,346)

Total liabilities and stockholders’ deficit	$1,434,513	$1,426,275

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the Nine Months ended September 30,	For the Nine Months ended September 30,	From March 28, 2006 (inception) Through September 30,
	2012	2011	2012	2011	2012

Revenues:
Consulting fees	$22,000	$-	$113,900	$3,849	$257,515
Department of energy grant revenues	166,421	36,382	378,232	364,370	6,353,966
Department of energy - unbilled grant revenues	-	100,813	-	114,093	197,041
Total revenues	188,421	137,195	492,132	482,312	6,808,522

Operating expenses:
Project development	129,070	158,105	420,343	428,611	19,351,500
General and administrative	308,614	612,078	987,023	1,347,006	17,771,072
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	437,684	770,183	1,407,366	1,775,617	38,122,572

Operating loss	(249,263)	(632,988)	(915,234)	(1,293,305)	(31,314,050)

Other income and (expense):
Gain from change in fair value of warrant liability	7,216	35,195	1,771	798,951	2,934,261
Gain from change in fair value of derivative liability	31,013	-	55,629	-	55,629
Other income	-	-	-	-	256,295
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	(92,404)	-	(182,657)	-	(869,490)
Interest expense	-	-	-	-	(56,097)
Related party interest expense	(1,322)	(34,218)	(2,412)	(97,638)	(171,780)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Gain on settlement of accrued rent	-	-	-	-	7,920
Loss on the retirement of warrants	-	-	-	-	(146,718)
Total other income or (expense)	(55,497)	977	(127,669)	701,313	(1,020,010)

Loss before income taxes	(304,760)	(632,011)	(1,042,903)	(591,992)	(32,334,060)
Provision for income taxes	(7,354)	-	(8,179)	-	(91,326)
Net loss	$(312,114)	$(632,011)	$(1,051,082)	$(591,992)	$(32,425,386)

Loss attributable to noncontrolling interest	(233)	-	(2,775)	-	(12,744)
Loss attributable to controlling interest	$(311,881)	$(632,011)	$(1,048,307)	$(591,992)	$(32,412,642)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic and diluted	32,863,893	30,205,294	32,636,527	29,728,327

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	From March 28, 2006 (inception) Through September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(1,051,082)	$(591,992)	$(32,425,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Gain from change in the fair value of warrant liability	(1,771)	(798,951)	(2,934,261)
Change in fair value of derivative liability	(55,629)		(55,629)
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	73,885	83,736
Loss from change in accounting estimate on DOE billings	-	-	354,000
Debt issuance costs for rejected loan guarantees	-	309,834	583,634
Gain on settlement of accrued rent	-	-	(7,920)
Share-based compensation	92,236	46,782	11,644,703
Depreciation and amortization	193,907	15,827	282,514
Changes in operating assets and liabilities:
Department of Energy unbilled receivable	187,454	(62,324)	42,183
Prepaid expenses and other current assets	6,013	20,924	(9,899)
Accounts payable	363,374	116,864	1,084,817
Accrued liabilities	74,221	145,486	520,508
Accrued interest, related party	-	23,753	-
Net cash used in operating activities	(191,277)	(699,912)	(17,014,234)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	(55,180)	(130,976)	(1,068,074)
Net cash used in investing activities	(55,180)	(130,976)	(1,285,710)

Cash flows from financing activities:
Repurchases of common stock held in treasury	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	35,000	250,000	14,745,000
Proceeds from convertible notes payable	363,500	-	2,863,500
Repayment of notes payable	-	-	(500,000)
Proceeds from related party notes payable	-	-	335,230
Repayment of related party notes payable	(4,000)	-	(120,000)
Debt issuance costs	(97,800)	-	(661,434)
Retirement of Aurarian warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by financing activities	296,700	250,000	18,365,215

Net increase (decrease) in cash and cash equivalents	50,243	(580,888)	65,271

Cash and cash equivalents beginning of period	15,028	592,359	-

Cash and cash equivalents end of period	$65,271	$11,471	$65,271

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-	$57,102
Income taxes	$8,179	$-	$27,100

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair Value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$45,842
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$-	$112,500	$112,500

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

The Company is a development-stage company which has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with a reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and August 2007, stock purchase agreements in 2010 and 2012, and Department of Energy reimbursements starting in 2009. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of September 30, 2012, the Company had negative working capital of approximately $2,379,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, draw downs on the equity commitment the Company received from Lincoln Park Capital in January 2011, the TCA Global Credit Master Fund, LP in March 2012 (see Note 9), as well as seek additional funding in the form of equity or debt. As of November 14, 2012, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In October 2010, BlueFire filed the necessary paperwork to extend this project’s permits for an additional year while we await potential financing. Currently, the Company's air permit for the Lancaster plant is inactive until such time as we pay the necessary fees to reinstate it. In 2012, as in 2011, the Company sees this project on hold until we receive the funding to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase or decrease in raw materials or any savings in construction cost that might be realized by the weak world economic environment. The Company is currently in discussions with potential sources of financing for these facilities, but no definitive agreements are in place.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2012 and 2011, and for the period from March 28, 2006 (Inception) to September 30, 2012, research and development costs, net of stock-based compensation, included in Project Development expense were approximately $129,000, $158,000, $420,000, $429,000, and $14,883,000, respectively.

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

The Company did not have any level 1 financial instruments at September 30, 2012 or December 31, 2011.

As of September 30, 2012, the Company’s warrant liability and derivative liability are considered level 2 items (see Note 5).

As of September 30, 2012 and December 31, 2011 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during nine months ended September 30, 2012 as follows:

Balance at December 31, 2011	$852,531
Net loss attributable to noncontrolling interest	(2,775)
Balance at September 30, 2012	$849,756

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2012 and 2011, the Company had 1,229,659 and 3,287,159 options and 6,891,534 and 6,886,694 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss. As of September 30, 2012, the Company’s convertible note payable is convertible into approximately 2,502,000 shares of common stock, for which the effects would have been antidilutive due to the loss.

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

As of November 14, 2012, the Company has received reimbursements of approximately $10,149,000 under these awards.

Since 2009, our operations have been financed, to a large degree, through funding provided by the U.S Department of Energy. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding, our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of $87,560,000, and through November 14, 2012, we have an unreimbursed amount of approximately $77,411,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the U.S. Department of Energy.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment is a result of estimates made on the indirect rate during the reimbursement process over the course of the award.

Accordingly, although Management does not believe the DOE intends to demand payment for the overbill, and the Contracting Officer from the DOE has not indicated such will be done, the DOE does have the legal right to do so. Due to that right and the Company’s decision not to close the award as initially planned, the Company has determined that a liability should be included in the accompanying balance sheet as of September 30, 2012 and December 31, 2011 due to billing in excess of estimated earnings. Because this liability stemmed from normal recurring estimates made in government contracting, the change was accounted for as a change in accounting estimate. The cumulative effect was recorded during the last quarter of fiscal 2011.

Management decided the best course of action is to close out Award 1 due to the minimal amount of funds remaining under the award. This is expected to eliminate any over billing incurred during the life of the Award. BlueFire has filed all necessary paperwork with the DOE to close out Award 1 and is currently awaiting final approval of the close out.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On March 28, 2012 the Company entered into a $300,000 promissory note with a third party. See Note 9 for additional information.

On July 31, 2012, the Company borrowed $63,500, of which $50,500 in proceeds were received, under a short-term convertible note payable with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on May 2, 2013. The note is convertible into common shares after six months, and the conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.   The Company may prepay the convertible debt prior to maturity at varying prepayment penalty rates specified under the agreement.

Since the conversion feature is only convertible after six months, there is no derivative liability at the note’s inception.  However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

In addition, the fees paid to the lender and legal to secure the convertible debt were accounted for as deferred financing costs and capitalized in the accompanying balance sheet. The deferred financing costs are being amortized over the term of the note. As of September 30, 2012, the Company amortized $2,868 with $10,132 in deferred financing costs remaining.

See Note 10 for additional convertible note payable borrowing subsequent to September 30, 2012.

NOTE 5 - OUTSTANDING WARRANT LIABILITY

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

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $0, $25,400, $1,000, $709,000, and $2,516,000, from the change in fair value of these warrants during the three and nine-months ended September 30, 2012 and 2011 and the period from Inception to September 30, 2012, respectively.

These common stock purchase warrants were initially issued in connection with two private offerings in August 2007 and December 2007. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years)	.25	1.0
Risk-free interest rate	.17%	0.12%
Expected volatility	72%	95%

January 2011 Warrants

On January 19, 2011, in connection with the Lincoln Park Capital agreement (see Note 9) the Company issued 428,571 common stock warrants. The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain excluded issuances; if issuances are at prices lower than the current exercise price. Because the warrants were issued in connection with an equity capital raise, the initial value offset additional paid-in capital. The Company estimated the fair value of the warrants using the Black-Scholes model on the September 30, 2012 and December 31, 2011 reporting dates using the following assumptions:

	September 30,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years) of	3.30	4.05
Risk-free interest rate	0.62%	0.83%
Expected volatility	121%	109%

In connection with the 428,571 warrants to expire in January 2016, the Company recognized gains of approximately $7,000, $9,800, $1,000, $90,000, and $92,000 from the change in fair value of these warrants during the three and nine-months ended September 30, 2012 and 2011 and the period from Inception to September 30, 2012, respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $92,700, $92,700, and $277,700, during the three and nine-months ended September 30, 2012 and 2011 and the period from March 28, 2006 (Inception) to September 30, 2012, respectively.

The Company is not current on lease payments due to Itawamba County. Accordingly, approximately $175,000 has been accrued in accounts payable in the accompanying consolidated balance sheet. The Company is in constant communication with Itawamba County officials, and we are working on alternative mechanisms for payment of the outstanding amounts due. The Company does not believe there is a significant risk that Itawamba County will void the lease for non-payment.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three and nine-months ended September 30, 2012 and 2011, and for the period from Inception to September 30, 2012, the Company amortized the discount to interest expense of approximately $0, $26,700, $0, $73,900, and $83,736 respectively.

For the three and nine-months ended September 30, 2012 and 2011, and for the period from Inception to September 30, 2012, the Company recognized interest expense of approximately $0, $7,600, $0, $24,000, and $30,000, respectively related to the above note. No payments have been made on this note to date.

NOTE 8 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events of obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated joint ventures are reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 through the estimated forecasted financial close, originally estimated to be the end of the third quarter of 2011. Net loss attributable to the redeemable noncontrolling interest for the three and nine-months ended September 30, 2012, and for the period from Inception to September 30, 2012 was $233, $2,775, and $12,744, respectively. Net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2011 was inconsequential to the financial statements taken as a whole and thus not presented on the consolidated statement of operations.

For the three and nine-months ended September 30, 2012 and 2011, and for the period from Inception to September 30, 2012 the Company recognized the accretion of the redeemable noncontrolling interest of $0, $37,500, $0, $112,500, and $112,500, respectively which was charged to additional paid-in capital.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Shares Issued for Services

During the nine months ended September 30, 2012, the Company issued 389,752 shares of common stock for legal services provided. In connection with this issuance the Company recorded approximately $83,000 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

During the nine months ended September 30, 2012, the Company issued 44,000 shares of common stock for board of director services provided. In connection with this issuance the Company recorded approximately $7,500 in expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

During the nine months ended September 30, 2012, the Company issued 13,889 shares of common stock for a consultant associated with the Company's USDA Loan Guarantee Application. In connection with this issuance the Company recorded approximately $2,100 in expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

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

Upon signing the Purchase Agreement, BlueFire received $150,000 from LPC as an initial purchase under the $10 million commitment in exchange for 428,571 shares of our common stock and warrants to purchase 428,571 shares of our common stock at an exercise price of $0.55 per share. The warrants contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain issuances; if issuances are at prices lower than the current exercise price (see Note 5). The warrants have an expiration date of January 2016.

Concurrently, in consideration for entering into the $10 million agreement, we issued to LPC 600,000 shares of our common stock as a commitment fee and shall issue up to 600,000 shares pro rata as LPC purchases up to the remaining $9.85 million.

During the three and nine-months ended September 30, 2012, and 2011, and for the period from March 28, 2006 (Inception) to September 30, 2012, the Company drew $0, $30,000, $35,000, $100,000, and $235,000, respectively, on the Purchase Agreement.

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

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs in the accompanying balance sheet as of September 30, 2012, along with other costs incurred as part of the Equity Facility and the Convertible Note described below. Additional costs related to the Equity Facility and paid from the funds of the Convertible Note described below, were approximately $60,000. Aggregate costs of the Equity Facility were $170,000. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs. The deferred financings costs related to the Equity Facility will be amortized over one (1) year on a straight-line basis. The Company believes this accelerated amortization, which is less than the two year Equity Facility term, is appropriate based on substantial doubt about the Company’s ability to continue as a going concern. During the nine-months ended September 30, 2012, the Company amortized deferred financing costs and recorded as expense approximately $55,000 related to the share based facility fee.

On March 28, 2012, BlueFire entered into a security agreement (the “Security Agreement”) with TCA, related to a $300,000 convertible promissory note issued by BlueFire in favor of TCA (the “Convertible Note”). The Security Agreement grants to TCA a continuing, first priority security interest in all of BlueFire’s assets, wheresoever located and whether now existing or hereafter arising or acquired. On March 28, 2012, BlueFire issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note is March 28, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum with a default rate of eighteen percent (18%) per annum. The Convertible Note is convertible into shares of BlueFire’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at BlueFire’s option without penalty. The proceeds received by the Company under the purchase agreement was used for general working capital purposes which include costs expected to be reimbursed under the DOE cost share program.

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which are capitalized as deferred financing costs in the accompanying balance sheet as of September 30, 2012; and will be amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was disbursed to cover legal fees. After said costs, the Company received approximately $207,000 in cash from the Convertible Note. During the nine-months ended September 30, 2012, the Company amortized deferred financing costs and recorded as expense approximately $42,000 related to the cash based financing costs.

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

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be approximately $162,000 at the note’s inception and $106,000 as of September 30, 2012. The Company revalued the conversion feature at September 30, 2012 in the same manner with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying consolidated statement of operations of approximately $56,000.

	September 30, 2012	March 31, 2012
Annual dividend yield	-	-
Expected life (years)	0.50	0.99
Risk-free interest rate	.17%	0.19%
Expected volatility	72%	119%

Note 10 - Subsequent Events

On October 11, 2012, the Company borrowed $37,500, of which $35,000 in proceeds were received, under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at 8% per annum and is due on July 15, 2013. The note is convertible into common shares after six months and the conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. The Company may prepay the convertible debt prior to maturity at varying prepayment penalty rates specified under the agreement.

In addition, the fees paid to the lender and legal to secure the convertible debt will be accounted for as deferred financing costs and capitalized. The deferred financing costs will be amortized over the term of the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our initial planned biorefineries in North America are projected as follows:

•	A biorefinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Biorefinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Biorefinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Biorefinery with the the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned biorefinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Biorefinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has since let certain, more costly permits expire and will pursue reinstating them once a development or financial partner is found. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Biorefinery. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel may firm up in 2012 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, this project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•	A biorefinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 30, 2012, BlueFire has been reimbursed approximately $9,900,000 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Biorefinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company has been in discussion with the USDA but has since discontinued its pursuit of the Loan Guarantee because an alternative acceptable lender could not be secured. The Company is pursuing other financing options including other potential government programs. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have been executed.

•	Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

•	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2012.

•	In February 2012, SucreSource received its first payment from the professional services agreement (PSA) with GS Caltex, a Korean oil and petrochemical company. BlueFire has completed both Phase 1 and Phase 2 of development for the cellulosic sugar production facility located at a GS Caltex facility in South Korea. Future work done will be completed and billed on an hourly basis.

BlueFire’s capital requirement strategy for its planned biorefineries are as follows:

•	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial biorefineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned biorefineries no definitive agreements are in place.

•	Utilize proceeds from reimbursements under the DOE contract.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue

Revenue for the three months ended September 30, 2012 and 2011, were approximately $188,000 and $137,000, respectively, and was primarily related to a federal grant revenues from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was due to allocation of employee time between construction costs and project costs, and an increase in the company’s indirect billing rate during 2012.

Unbilled Grant Revenues

Unbilled grant revenues for the three months ended September 30, 2012 and 2011, were approximately $0, and $101,000, respectively. Unbilled grant revenues are those costs that have been incurred during a period but not yet paid at period end, and are otherwise reimbursable under the terms of the DOE grant and will be paid in the normal course of business. The decrease in unbilled grant revenues is a result having limited cash resources to pay the related costs during 2012.

Project Development

For the third quarter in 2012, our project development costs were approximately $129,000, compared to project development costs of $158,000 for the same period during 2010. The decrease in project development costs is mainly due to the decrease in operating activities due to limited capital resources available to us in the third quarter of 2012 versus the same period in 2011.

General and Administrative Expenses

General and administrative expenses were approximately $309,000 for the third quarter of 2012, compared to $612,000 for the same period in 2011. The decrease in general and administrative costs is mainly due to the absence of the write-off of $309,834 in debt issuance costs, which was present in the 2011 period stemming from the USDA’s rejection of the Company’s application for a loan guarantee.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue

Revenue for the nine months ended September 30, 2012 and 2011, were approximately $492,000 and $482,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue is due to the net effect of reduced operations in 2012 offset against an increased indirect billing rate used when applying for DOE reimbursements during 2012.

Unbilled Grant Revenues

Unbilled grant revenues for the nine months ended September 30, 2012 and 2011 were approximately $0 and $114,000, respectively. The decrease in unbilled grant revenues is a result of having limited cash resources to pay for reimbursable cost under DOE grant.

Project Development

For the nine months ended September 30, 2012, our project development costs were approximately $420,000, compared to project development costs of $429,000 for the same period during 2011. The decrease in project development costs is mainly due to decreased operations in 2012 compared to the same 2011 period. In addition, the 2011 period contained significant construction costs that were capitalized rather than expensed to project development. There was a substantial reduction in capitalized construction activities during the 2012 period.

General and Administrative Expenses

General and administrative expenses were approximately $987,000, for the nine months ended September 30, 2012, compared to $1,347,000 for the same period in 2011. The decrease in general and administrative costs is mainly due to the decreased operations during the 2012 period and the absence of $309,834 for write off of debt issuance costs which was present in the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses. As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of September 30, 2012, we had cash and cash equivalents of approximately $65,000. As of November 14, 2011, we had cash and cash equivalents of approximately $100,000.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of November 14, 2012, the outstanding balance on the line of credit is approximately $15,200.

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

On March 28, 2012, the Company finalized a $2,000,000 Equity Facility with TCA. The Company also entered into a Registration Rights Agreement with TCA whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it has yet to be declared effective. The Company is working with TCA to resolve this issue.

On March 28, 2012, the Company finalized a $300,000 secured convertible promissory note in favor of TCA (the “Convertible Note”). The maturity date of the Convertible Note is March 28, 2013, and the Convertible Note bears interest at a rate of twelve percent per annum with a default rate of eighteen percent per annum. The Convertible Note is convertible into shares of the Company’s common stock and may be prepaid in whole or in part at the Company’s option without penalty.

On July 31, 2012, the Company borrowed $63,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on May 2, 2013. The note is convertible into common shares at any time after six months. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2012, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, our equity purchase agreement consummated with LPC in January 2011, and the TCA Global Credit Master Fund, LP in March 2012 (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of November 14, 2012, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the nine months ended September 30, 2012 and 2011, we used cash of approximately $191,000 and $700,000 in operating activates. During the 2012 period we had a net loss of approximately $1,051,000, which was offset by non-cash charges of approximately $229,000 and operating assets and liabilities of approximately $631,000. During the 2011 period, we had a net loss of approximately $592,000, which included non-cash charges of approximately $353,000 for net gains in non-cash activity and approximately $245,000 in increases to operating assets and liabilities. The decrease in cash used in operating activities is a reflection of limited cash resources during the 2012 period.

During the nine months ended September 30, 2012, we invested approximately $55,000 net of DOE reimbursements in construction activities at our Fulton Project, compared with $131,000, net of DOE reimbursements in the similar period in 2011. This decrease was due to the decrease in engineering activities and increase in reimbursement rate during 2012 compared to 2011.

During the nine months ended September 30, 2012, we had positive cash flow from financing activities of $296,700 compared to $250,000 for the same period in 2011. During the nine months ended September 30, 2012 period, we received net proceeds from LPC of approximately $35,000 for shares of the Company’s common stock, as compared to $250,000 in the same period in 2011. The decrease was mainly due to the Company not drawing down on the LPC Agreement. We received gross proceeds from various convertible note transactions of approximately $363,500, and paid debt issuance costs of approximately $97,800, during the nine months ended September 30, 2012, as compared to $0 in the same period in 2011. This is due to the fact that in 2011, the Company did not receive financing from convertible notes.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4 there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Creation of a Direct Financial Obligation of the Registrant

On November 10, 2011, the Company entered into a revolving credit facility with our Chief Executive Officer, Mr. Arnold Klann (“Mr. Klann”), for up to the maximum amount of forty thousand dollars ($40,000) at an interest rate of 12% per annum (the “Line of Credit”).  Pursuant to the terms of the Line of Credit, the Company is required to pay Mr. Klann the outstanding principal balance of any amounts due under the Line of Credit within thirty (30) days of the Company’s receipt of investment financing in the aggregate amount of one hundred thousand dollars ($100,000) (the “Due Date”).   The Company is allowed to repay any outstanding principal or accrued interest on the Line of Credit prior to the Due Date.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Dated: November 14, 2012	/s/ Arnold Klann
Arnold Klann
Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)

