Form 10-K
period 2012-12-31
Bluefire Renewables, Inc.
filed 2013-04-15
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2012, was $2,866,711. As of April 15, 2013, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 34,783,213.

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

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “BlueFire”, “Company” or “our company” refers to BlueFire Renewables, Inc.

COMPANY HISTORY

Our Company

We are BlueFire Renewables, Inc., a Nevada corporation. Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or bio-refineries, to produce ethanol and other high end biofuels, which are viable alternatives to fossil fuels, and to provide professional services to bio-refineries worldwide. Our bio-refineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology. We may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation, to accelerate our deployment of the Arkenol Technology.

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

On June 27, 2006, the Company completed a reverse merger (the “Reverse Merger”) with BlueFire Ethanol, Inc. (“BlueFire Ethanol”). At the time of the Reverse Merger, the Company was a blank-check company and had no operations, revenues or liabilities. The only asset possessed by the Company was $690,000 in cash which continued to be owned by the Company at the time of the Reverse Merger. In connection with the Reverse Merger, the Company issued BlueFire Ethanol 17,000,000 shares of common stock, approximately 85% of all of the outstanding common stock of the Company, for all the issued and outstanding BlueFire Ethanol common stock. The Company stockholders retained 4,028,264 shares of Company common stock. As a result of the Reverse Merger, BlueFire Ethanol became our wholly-owned subsidiary. On June 21, 2006, prior to and in anticipation of the Reverse Merger, Sucre sold 3,000,000 shares of common stock to two related investors in a private offering of shares pursuant to Rule 504 for proceeds of $1,000,000.

On July 20, 2010, the Company changed its name to BlueFire Renewables, Inc. to more accurately reflect our primary business plan expanding the focus from just building cellulosic ethanol projects to include other advanced biofuels, biodiesel, and other drop-in biofuels as well as synthetic lubricants.

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On April 12, 2013, the closing price of our Common Stock was $0.065 per share.

Our executive offices are located at 31 Musick, Irvine, California 92618 and our telephone number at such office is (949) 588-3767.

Business of Issuer

Principal Products or Services and Their Markets

Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or bio-refineries, to produce ethanol and other biofuels that are viable alternative to fossil fuels, and to provide professional services to bio-refineries worldwide. Our bio-refineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol.

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

Ark Energy

BlueFire may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation to accelerate BlueFire’s deployment of the Arkenol Technology. The opportunities consist of ARK Energy’s previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to us and we valued these business assets based on management’s best estimates as to its actual costs of development. In the event we successfully finance the construction of a project that utilizes any of the transferred assets from ARK Energy, we are required to pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. We did not incur the costs of a third party valuation but based our valuation of the assets acquired by (i) an arms-length review of the value assigned by ARK Energy to the opportunities are based on the actual costs it incurred in developing the project opportunities, and (ii) anticipated financial benefits to us.

Pilot Plants

From 1994-2000, a test pilot bio-refinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment used in the process was also tested and process conditions were verified leading to the issuance of the certain patents in support of the Arkenol Technology. In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot bio-refinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation.

Bio-Refinery Projects

We are currently in the development stage of building bio-refineries in North America. We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America.

We intend to build a small scale commercial facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site which is located in Lancaster, California. Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility. The Los Angeles County Planning Commission issued a Conditional Use Permit for the Lancaster Project in July of 2008. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term due to a lack of financing. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees the project on hold until we receive the funding to construct the facility.

In 2009, BlueFire completed the engineering package for the Lancaster Bio-refinery, and finalized the Front-End Loading (FEL) 3 stage of engineering for the Lancaster Bio-refinery.MECS and Briderson Engineering, Inc. (“Briderson”) provided the preliminary design package for our Lancaster Bio-refinery, while Briderson completed the detailed engineering design. We feel this completed design should provide the blueprint for subsequent plant constructions. In 2010, MasTec North America in conjunction with Zachary Engineering completed the detailed engineering design for our planned Fulton Mississippi plant, also known as the DOE Project, or the Fulton Project, and completed the FEL stages 2 and 3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3

* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications

* Energy Balance	* Preliminary Layout	* Definitive Estimate

* Project Charter	* Preliminary Schedule	* Project Execution Plan

	* Preliminary Estimate	* Preliminary 3D Model

* Electrical Equipment List

* Line List

* Instrument Index

We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates.

The uncertainties of the world credit markets from 2008 to present caused a delay in the financing we needed to enable placement of equipment orders for the construction of our Lancaster Bio-refinery, which would have allowed us to achieve a sustainable construction schedule after breaking ground. Hence, to insure a timely and continuous construction of the project, BlueFire’s Board of Directors determined it was prudent to delay Lancaster’s groundbreaking until all the necessary funds are in place. Project activities have advanced to a point that once credit is available, and the project’s air permits are renewed, orders can be immediately placed and construction started. This project is considered shovel ready, except for its air permits as mentioned above, and only requires minimal capital to maintain until funding is obtained for its construction. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility.

We are currently in discussions with potential sources of financing for this facility, but no definitive agreements are in place. In 2009, the Company filed for a loan guarantee with the U.S. Department of Energy (“DOE”) for this project, under DOE Program DE-FOA-0000140, which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies (“DOE LGPO”). Although the Company was hopeful of being able to secure the guarantee, in 2010, the Company was informed that the loan guarantee was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi.

We are also developing a facility for construction in a joint effort with the DOE. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized our first award for a total approved budget of just under $10,000,000 with the DOE (“Award 1”). Award 1 is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. On or about December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of December 31, 2012, BlueFire has been reimbursed approximately $10,353,000 from the DOE under this award.

In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine and Timberlands Corporation (“Cooper Marine”), (b) off-take for the ethanol of the facility with Tenaska Biofuels LLC (“Tenaska”), and (c) the construction of the facility with MasTec North America Inc. (“MasTec”). Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of December 31, 2012, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

Between the two proposed facilities (Lancaster, CA and Fulton, MS) we expect them to create more than 1,000 construction/manufacturing jobs and, once in operation, more than 100 new operations and maintenance jobs.

The Company is simultaneously researching and considering other suitable locations for other similar bio-refineries.

Status of Publically Announced Products or Services

In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2013.

In February of 2012, SurceSource announced it’s first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2012, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2013 work product and additional services will be billed on an hourly basis as engaged.

Distribution Methods of Products or Services

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants if and when they are complete. For example, we will enter into an agreement with an existing refiner or blender to purchase the ethanol and sell it into the Southern California and Mississippi transportation fuels market. Ethanol is currently mandated at a blend level of 10% nationwide which represents an approximately 26+ billion gallon per year market. We are also exploring the potential of onsite blending of E85 (85% ethanol, 15% gasoline) and direct marketing to fueling stations. There are approximately 2,400 E85 fueling stations in the United States.

Competition

Most of the approximate 14 billion gallons of ethanol supply in the United States is derived from corn according to the Renewable Fuels Association (“RFA”) website (HTTP://WWW.ETHANOLRFA.ORG/) and as of March 2013, is produced at approximately 211 facilities, ranging in size from 300,000 to 130 million gallons per year, located predominately in the corn belt in the Midwest.

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

Due to the feedstock variety we can process, we are able to locate production facilities in and around the markets where the ethanol will be consumed, thereby giving us a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest and ship the ethanol to the end market.

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

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2004, according to the American Coalition for Ethanol, 3% of all United States gasoline was blended with some percentage of ethanol. The most common blend is E10, which contains 10% ethanol and 90% gasoline. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline. There also has been growing support for E15 which is 15% ethanol and 85% gasoline. In March 2011, it was approved for use in model year 2001 or newer vehicles. As more testing becomes available there is a high likelihood of more widespread acceptance of this fuel blend.

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

Studies published by the Renewable Fuel Association indicate that approximately 13.8 billion gallons of ethanol was consumed in 2012 in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

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

During the last 20 years, ethanol production capacity in the United States has grown from minimal amounts to an estimated 14.7 billion gallons per year in 2012. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

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

Cellulose to Ethanol Production

In a 2002 report, “Outlook For Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstocks are more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher. There have been no updates to this report since 2002, although different states have done their own studies using some of data within the report.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents and 21 foreign patents. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sub-licensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. At March 31, 2010, we had paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

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

The Farm Bill provides for, among other things, grants for demonstration scale bio-refineries, and loan guarantees for commercial scale bio-refineries that produce advanced biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs.

The ARRA, passed into law in February 2009 makes $275 billion available for federal contracts, grants, and loans, some of which is devoted to investment into the domestic renewable energy industry.

Some other noteworthy governmental actions regarding the production of biofuels are as follows:

•	Credit for Production of Cellulosic Biofuel:

An integrated tax credit whereby producers of cellulosic biofuel can claim up to $1.01 per gallon tax credit. The credit for cellulosic ethanol varies with other ethanol credits such that the total combined value of all credits is $1.01 per gallon. As the VEETC and/or the Small Ethanol Producer Credits (outlined above) decrease, the per-gallon credit for cellulosic ethanol production increases by the same amount (i.e. the value of the credit is reduced by the amount of the VEETC and the Small Ethanol Producer Credit—currently, the value would be 40 cents per gallon). The credit applies to fuel produced after December 31, 2008. This credit is scheduled to terminate on January 1, 2014.

•	Special Depreciation Allowance for Cellulosic Biofuel Plant Property:

A taxpayer may take a depreciation deduction of 50% of the adjusted basis of a new cellulosic biofuel plant in the year it is put in service. Any portion of the cost financed through tax-exempt bonds is exempted from the depreciation allowance. Before amendment by P.L. 110-343, the accelerated depreciation applied only to cellulosic ethanol plants that break down cellulose through enzymatic processes—the amended provision applies to all cellulosic biofuel plants acquired after December 20, 2006, and placed in service before December 31, 2013. This accelerated depreciation allowance is scheduled to terminate on December 31, 2013.

Research and Development Activities

Research and development costs for the years ending December 31, 2012 and 2011, and the period from inception to December 31, 2012 was approximately $476,000, $595,000, and $14,938,000, respectively.

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

The production facilities that we plan to build are subject to oversight activities by the federal, state, and local regulatory agencies. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state environmental administrators. State or federal rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.

Employees

We have 5 full time employees as of April 15, 2013, and 1 part time employee. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

SINCE INCEPTION, WE HAVE HAD LIMITED OPERATIONS AND HAVE INCURRED NET LOSSES OF $33,134,109 AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses of approximately $33,134,000 for the period from March 28, 2006 (“Inception”) through December 31, 2012, of which approximately $17,065,000 was cash used in our operating activities. We have generated revenues from consulting of approximately $284,000 and approximately $6,815,000 in grant revenue from the DOE for total revenues of approximately $7,099,000, and no revenues from bio-ethanol sales. We have yet to begin ethanol production or significant sustainable construction of ethanol producing plants. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) cost including contingencies to be in the range of approximately $100 million to $125 million for our Lancaster Bio-refinery, and approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, the Company’s Board of Directors (the “Board of Directors”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In the last two years we have incurred annual operating losses. Operating losses were approximately $1,036,000, and $2,144,000 for fiscal years ended 2012, and 2011, respectively. As a result, at December 31, 2012, we had net losses of approximately $33,134,000 since Inception. In 2012, we had a net loss of $1,759,805, which was partially a result of non-cash charges. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2012, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $2,213,000.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, our equity purchase agreement consummated with LPC in January 2011, and the TCA Global Credit Master Fund, LP in March 2012 (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of April 15, 2013, the Company expects the current resources, as well as the resources available in the short term under the LPC Purchase Agreement, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

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

We currently license our technology from Arkenol. Arkenol owns 11 U.S. patents and 21 foreign patents and may file more patent applications in the future. Our success depends, in part, on our ability to use the Arkenol Technology, and for Arkenol to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or Arkenol will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the Arkenol Technology or design around it.

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

Our business plan depends on the completion of up to 19 bio-refinery projects. Although each facility will have specific funding requirements, our proposed Lancaster Bio-refinery will require approximately $100-$125 million in EPC costs, and our proposed Fulton Project will require approximately $300 million in EPC costs. We will be relying on additional financing, and funding from such sources as Federal and State grants and loan guarantee programs. In 2010, BlueFire was notified by the DOE LGPO, that it had rejected our application for the Lancaster Bio-refinery, and in 2011, BlueFire was notified by the DOE LGPO that it would not move forward with its application on the Fulton Project until it had secured the necessary equity commitment on that project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

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

Our operations have been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding, our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on the second phase of DOE monies (“Award 2”). Although we finalized Award 1 with a total reimbursable amount of $6,425,564, Award 2 has a total reimbursable amount of $81,134,686 and through December 31, 2012, we have an unreimbursed amount of $0.00 available to us under Award 1 as it was closed out in 2012, and approximately $76,842,589 under Award 2. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

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

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1. As of September 12, 2012 Award 1 was officially closed and the overpayment was deobligated, although the Company was not notified until after our September 30, 2012 quarterly report was filed.

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

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2012, traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.05 per share, respectively. Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors and finding funding sources.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of April 15, 2013, we had 34,783,213 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property

We lease approximately 6,425 square feet of furnished office space at 31 Musick, Irvine, California 92618 for $11,691 per month on a month-to-month basis.

On November 9, 2007, we issued a check in the amount of $96,851, towards the purchase of the land for the Lancaster Bio-refinery totaling a purchase price of $109,108. The approximately 10 acre site is presently vacant and undisturbed except to occasional use by off road vehicles. The site is flat and has no distinguishing characteristics and is adjacent to a solid waste landfill at a site that minimizes visual access from outside the immediate area.

On June 14, 2010, we entered in to a lease with Itawamba County, Mississippi. The lease is for 38 acres located in the Port of Itawamba where our Fulton Project is planned to be located. The lease is a 30 year term and currently is $10,292 per month and may be reduced, following a formula tied to jobs creation in the State of Mississippi, if and when such jobs are created.

Item 3. Legal Proceedings.

Other than as disclosed below, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On February 26, 2013, the Company received notice that the Orange County Superior Court (the “Court”) issued a Minute Order (the “Order”) in connection with certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants (the “Warrants”) issued by the Company. Pursuant to the Order, the Court ruled in favor of the shareholders on the two claims, finding that the Warrants contain certain anti-dilution protective provisions which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00. No final judgment has been entered. The Company is currently reviewing the Order and exploring all of its options including an appeal, if necessary.

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

Quarter ended	Low Price	High Price

March 31, 2010	$0.34	$1.00
June 30, 2010	$0.17	$0.37
September 30, 2010	$0.09	$0.50
December 31, 2010	$0.43	$0.66
March 31, 2011	$0.35	$0.48
June 30, 2011	$0.15	$0.44
September 30, 2011	$0.15	$0.25
December 31, 2011	$0.13	$0.30
March 31, 2012	$0.13	$0.57
June 30, 2012	$0.17	$0.42
September 30, 2012	$0.09	$0.23
December 31, 2012	$0.12	$0.18

(b) Holders

As of April 15, 2013, a total of 34,783,213 shares of the Company’s common stock are currently outstanding held by approximately 2,750 shareholders of record.

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

As of December 31, 2012, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	-	$-	5,020,730
Equity compensation plans not approved by security holders	-
Total	-

(1)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2012 and 2011, there were no repurchases of the Company’s common stock by the Company.

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

PLAN OF OPERATION

Our primary business encompasses development activities culminating in the design, construction, ownership and long-term operation of cellulosic ethanol production bio-refineries utilizing the licensed Arkenol Technology in North America. Our secondary business is providing support and operational services to Arkenol Technology based bio-refineries worldwide. As such, we are currently in the development-stage of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.

Our initial planned bio-refineries in North America are projected as follows:

•	A bio-refinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees the project on hold until we receive the funding to construct the facility. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated below, and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees this project on hold until we receive the funding to construct the facility. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility.The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

•	A bio-refinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed, although the Company was not notified until after our September 30, 2012 quarterly report was filed. As of December 31, 2012, BlueFire has been reimbursed approximately $10,352,843 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of December 31, 2012, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

•	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2013.

•	In February of 2012, SurceSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2012, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2013 work product and additional services will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategy for its planned bio-refineries are as follows:

•	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

•	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill, although initial attempts have been unsuccessful.

•	Utilize proceeds from reimbursements under the DOE contract.

•	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

DEVELOPMENTS IN BLUEFIRE’S BIO-REFINERY ENGINEERING AND DEVELOPMENT

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

* Electrical Equipment List

* Line List

* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of December 31, 2012, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

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

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue

Revenue excluding unbilled grant revenue, for the years ended December 31, 2012 and December 31, 2011, was approximately $783,000 and $36,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was mainly due to having additional amounts of capital from financing received in the first quarter of 2012 and increased indirect reimbursement rates in fiscal 2012.

Unbilled Grant Revenues

Unbilled grant revenues for the years ended December 31, 2012 and 2011, were $0, and approximately $169,000, respectively. The decrease in unbilled grant revenues is a result of not having the available cash resources in the fourth quarter of 2012 to pay for reimbursable costs under the DOE grant. Unbilled revenue is only recognized to the extent that the related costs can be paid in the normal course of business. Due to capital constraints in 2012, the Company ceased the recognition of unbilled revenue and only recognizes revenue if and when it is realized.

Project Development

For the year ended December 31, 2012, our project development costs were approximately $476,000, compared to project development costs of $595,000 for the same period during 2011. The decrease in project development costs is mainly due to a decrease in project activities subsequent to completing the preparation of the Fulton site in June 2011.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,282,000 for the year ended December 31, 2012, compared to $1,753,000 for the same period in 2011. The decrease in general and administrative costs is mainly due to reduced non-critical operations in fiscal 2012 to conserve working capital.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of December 31, 2012, we had cash and cash equivalents of approximately $60,000. As of April 15, 2013, we had cash and cash equivalents of approximately $40,000.

Historically, we have funded our operations though the following transactions:

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc., its technology licensor, to provide additional liquidity to the Company as needed, the credit line was ultimately paid back during 2009 and cancelled.

In October 2009, the Company received additional funds of approximately $3,800,000 from the DOE, due to the success in amending its DOE award to include costs previously incurred in connection with the development of the Lancaster Bio-refinery which have a direct attributable benefit to the Fulton Project. The funds were used to fund operations for the remainder of 2009 and most of 2010.

On December 15, 2010, the Company entered into a $200,000 loan agreement (“Loan”) with Arnold Klann, the Chief Executive Officer (“CEO/Lender”). The Loan requires the Company to (i) pay to the CEO/Lender a one-time amount equal to fifteen percent (15%) of the Loan in cash or shares of the Company’s common stock at a value of $0.50 per share, at the CEO/Lender’s option; and (ii) issue the CEO/Lender warrants allowing the CEO/Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries. The proceeds from this loan were used to fund operations.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of April 15, 2013, the outstanding balance on the line of credit is approximately $15,230.

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

After the SEC declared effective the registration statement related to the transaction, the Company has the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price, and under certain conditions, as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

On March 28, 2012, the Company finalized a $2,000,000 Equity Facility with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). The Company also entered into a Registration Rights Agreement with TCA whereby we agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it has yet to be declared effective. The Company is working with TCA to resolve this issue.

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

On July 31, 2012, the Company borrowed $63,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on May 2, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

On October 11, 2012, the Company borrowed $37,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on July 15, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

On December 21, 2012, the Company borrowed $32,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on September 26, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement. Since the funds were not received until January 2013, the note was recorded as a subsequent event and is not reflected on the financials for the year ended December 31, 2012.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, our equity purchase agreement consummated with LPC in January 2011, and the TCA Global Credit Master Fund, LP in March 2012, assuming the conditions under the purchase agreements are satisfied (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of April 15, 2013, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisims, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the years ended December 31, 2012 and 2011, the Company used cash in operating activities of $241,668 and $709,270, respectively. In 2012, our net loss of $1,759,805 was offset by non-cash adjustments of $798,490 and operating assets and liabilities of $719,647. In 2011, our net loss of $1,384,981 was offset by non-cash adjustments of $55,350 and operating assets and liabilities of $620,361. The increase in operating assets and liabilities was primarily related to the increase in accounts payable and accrued liabilities during 2012 and 2011 due to capital constraints.

During the year ended December 31, 2012, we invested approximately $350,000 and received DOE reimbursements of approximately $305,000 for net DOE reimbursements of approximately $45,000, in construction activities at our Fulton Project, compared with $123,000, net of DOE reimbursements in the same period in 2011. This invested increase was due to the increase of the engineering and other capitalizable costs in connection with the development of the Fulton Project. The decrease in the DOE reimbursements was due to the decrease of work at the Fulton site in partnership with the County of Itawamba of the State of Mississippi and their contributing costs share.

We received net proceeds from LPC of approximately $35,000 for the year ended December 31, 2012, for shares of the Company’s common stock. We received net proceeds from LPC of approximately $350,000 for the year ended December 31, 2011, for shares of the Company’s common stock and warrants.

The Company also received $95,500 in convertible notes from Asher Enterprises, Inc, all of which become convertible and due in 2013.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, comittments and contigencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of April 15, 2013.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	61	President, CEO CFO and Director	June 2006

Necitas Sumait	52	Secretary, SVP and Director	June 2006

John Cuzens	61	SVP, Chief Technology Officer	June 2006

Chris Nichols	46	Director	June 2006

Joseph Sparano	65	Director	March 2011

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

Committees of the Board of Directors

Each of our Audit Committee, and Compensation Committee are composed of a majority of independent board members and are also chaired by an independent board member.

Audit Committee

The Audit Committee consists of Christopher Nichols, an independent director.

Compensation Committee

The Compensation Committee consists of Christopher Nichols, an independent director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 15, 2013.

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

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by us to our executive officers during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann	2012	226,000		1,700	(1)				0	227,700
Chief Executive Officer, President	2011	226,000		0					0	226,000

Necitas Sumait	2012	180,000		1,700	(1)				0	181,700
Secretary, Vice President	2011	180,000		0					0	180,000

John Cuzens	2012	180,000							0	180,000
Treasurer, Vice President	2011	180,000							0	180,000

Christopher Scott	2012	0							0	0
Former Chief Financial Officer (2)	2011	90,000							0	90,000

(1)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors for 2011 and 2012. See note 10 to the consolidated financial statements for valuation.

(2)	Mr. Scott resigned from his position as Chief Financial Officer of the Company on September 23, 2011.

(3)	In 2012, due to a lack of capital, the Company accrued, but had not paid back salary in the amounts of $113,000 to Mr Klann, $90,000 to Ms Sumait, $90,000 and to Mr. Cuzens.

2012 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols

Joseph Sparano

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann

Necitas Sumait

Chris Nichols	5,000	(1)	2,040	(2)					7,040

Joseph Sparano	5,000	(1)	2,040	(2)					7,040

(1)	These fees were accrued, yet unpaid, as of December 31, 2012.
(2)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors for 2011 and 2012. See notes to the consolidated financial statements for valuation.

Employment Contracts

On June 27, 2006, the Company entered into employment agreements with three of its executive officers. The employment agreements are for a period of three years, which expired in 2009, with prescribed percentage increases beginning in 2007 and can be cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements is approximately $520,000. These contracts have not been renewed. Each of the executive officers are currently working for the Company on a month to month basis under the same general terms of said contracts.

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

On July 23, 2009, the Board of Directors approved the re-election of Victor Doolan, Joseph Emas, Christopher Nichols, Arnold Klann and Necitas Sumait. The Company also resolved to grant each Board Chair, and the Secretary each an additional 5,000 shares of stock. The value of the common stock granted to each member at the time of the grant was determined to be approximately $5,250 based on the estimated fair market value of the Company’s common stock.

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

On March 1, 2011, the Company entered into a director agreement with Joseph Sparano to join the Company’s board of directors. Under the terms of the agreement, Mr. Sparano will receive annual compensation in the amount of $5,000 and also directors receive an annual grant of 6,000 shares of the Company’s common stock. The common shares vest immediately. The value of the common stock will be determined when issued. The annual grant for 2011 was not issued until 2012.

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

On August 1, 2012, the Board of Directors approved the re-election of Joseph Sparano, Christopher Nichols, Arnold Klann and Necitas Sumait. The Company also resolved to grant each member the stock that was not issued in 2011. The value of the common stock granted at the time of the grant was determined to be approximately $7,500 based on the estimated fair market value of the Company’s common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 15, 2013, our authorized capitalization was 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of April 15, 2013, there were 34,783,213 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 15, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each owner who is an officer or director is c/o the Company at 31 Musick, Irvine California 92618.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Arnold Klann	13,436,500	(3)	38.08%
Chief Executive Officer, President, Chairman

Necitas Sumait	1,228,000		3.53%
Senior Vice President, Director

John Cuzens	1,183,500		3.40%
Chief Technology Officer, Senior Vice President

Chris Nichols	28,000		* %
Director

Joseph Sparano	12,000		* %
Director

All officers and directors as a group (5 persons)			45.03%

James G. Speirs	1,462,748	(4)	4.21%

All officers, directors and 5% holders as a group (6 persons)			49.18%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(3)	Includes warrants to purchase 500,000 shares of common stock vested at April 15, 2013.

(4)	As per Form 13G filed on February 6, 2012, and excludes options and warrants to purchase 4,260,741 shares of common stock vested at April 15, 2013.

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

On July 23, 2009, the Company renewed all of its existing Directors’ appointments, issued 6,000 shares to each and paid $5,000 to the three outside member. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $26,400 based on the fair market value of the Company’s common stock of $0.88 on the date of the grant.  During the year ended December 31, 2009, the Company expensed approximately $41,400 related to these agreements.

On July 15, 2010, the Company renewed all of its existing Directors’ appointments, issued 6,000 shares to each and paid $5,000 to the three outside members. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000.  The value of the common stock granted was determined to be approximately $7,200 based on the fair market value of the Company’s common stock of $0.24 on the date of the grant.   During the year ended December 31, 2010, the Company expensed approximately $17,000 related to these agreements.

On August 1, 2012, the Company renewed all of its existing Directors’ appointments, issued two years of shares to each (totaling 10,000 for the CEO and Vice-President, and 12,000 shares to the outside board members). The $5,000 to the two outside members were accrued, and as yet unpaid as of December 31, 2012. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000.  The value of the common stock granted was determined to be approximately $7,500 based on the fair market value of the Company’s common stock of $0.17 on the date of the grant.   During the year ended December 31, 2012, the Company expensed approximately $17,500 related to these agreements.

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2010, 2011 or 2012.

Description of Securities

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of April 15, 2013, the Company had 34,783,213 shares of common stock outstanding, and no shares of preferred stock outstanding.

Common Stock

As of April 15, 2013, we had 34,783,213 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of April 15, 2013, we had no shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

Warrants

As of April 15, 2013, we had warrants to purchase an aggregate of 928,571 shares of our common stock outstanding. The exercise prices for the warrants range from $0.50 per share to $0.55 per share, with a weighted average exercise price of approximately per share of $0.52. Some of our warrants contain a provision in which the exercise price will be adjusted for future issuances of common stock at prices lower than the current exercise price.

Certain shareholders’ made claims of the Company in 2012, that the exercise price of their warrants should have been adjusted due to a certain issuance of common shares by the Company. The Company believed that said issuance would not trigger adjustment based on the terms of the respective agreements.

On February 26, 2013, the Company received notice that the Orange County Superior Court (the “Court”) issued a Minute Order (the “Order”) in connection with certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants (the “Warrants”) issued by the Company.

Pursuant to the Order, the Court ruled in favor of the shareholders on the two claims, finding that the Warrants contain certain anti-dilution protective provisions which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00. No final judgment has been entered by the Court. The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. However, as of April 15, 2013, the Company has not issued these shares, but is required to do so based on current information from the Court, the shareholders raising the claim and the related exercise of these warrants in December 2012. The Company has valued the shares based on their market price on the date the warrants were exercised. As such, the consolidated statement of operations reflects the required issuance of $803,704 as a warrant modification expense which is reflected as shares committed to be issued on the accompanying consolidated balance sheet as of December 31, 2012. The Company is currently reviewing the Order and exploring all of its options including an appeal, if necessary. See Note 9 in the accompanying notes to consolidated financial statements for additional information.

Options

As of April 15, 2013, we had no options to purchase shares of our common stock outstanding.

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

Item 13.  Certain Relationships and Related Transactions.

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), in which the Company’s majority shareholder and other family members hold an interest. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one-time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

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

Asset Transfer Agreement with Ark Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. This is only triggered if project implementation occurs on a project originally developed by ARK Energy. The payment is based on ARK Energy’s development and other costs to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2012, no projects transferred by ARK Energy are being pursued by BlueFire.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of December 31, 2012, the outstanding balance on the line of credit is approximately $15,000.

Item 14.  Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2012 and 2011, were approximately $47,500 and $48,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2012 and 2011.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the year ended December 31, 2012, were approximately $8,500. Aggregate fees billed by dbbmckennon for tax services for the year ended December 31, 2011 were approximately $0.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $6,400 for the year ended December 31, 2012 and $10,000 for the year ended December 31, 2011.These fees were primarily for review of the Company’s registration statements and other minor due diligence projects.

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

BLUEFIRE RENEWABLES, INC.

Date: April 15, 2013	By:	/s/ Arnold R. Klann
Name: Arnold R. Klann

Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	April 15, 2013
Arnold R. Klann	Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Necitas Sumait	Director, Secretary and Senior Vice President	April 15, 2013
Necitas Sumait

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	April 15, 2013
John Cuzens

/s/ Chris Nichols	Director	April 15, 2013
Chris Nichols

/s/ Joseph Sparano	Director	April 15, 2013
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries, a development-stage company (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from March 28, 2006 (“Inception”) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and the period from Inception through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has limited working capital and significant operating costs expected to be incurred in the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

Newport Beach, California

April 15, 2013

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$59,603	$15,028
Accounts receivable	3,538	-
Department of Energy unbilled grant receivables	-	207,570
Costs of financing	25,644	-
Prepaid expenses	8,952	15,911
Total current assets	97,737	238,509

Property and equipment, net of accumulated depreciation of $103,159 and $88,250, respectively	1,218,314	1,187,766

Total assets	$1,316,051	$1,426,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,080,056	$718,018
Accrued liabilities	595,760	466,916
Convertible notes payable, net of discount of $41,502 and $0, respectively	359,498	-
Line of credit, related party	15,230	19,230
Note payable to a related party	200,000	200,000
Department of Energy billings in excess of estimated earnings	-	354,000
Derivative liability	59,949	-
Outstanding warrant liability - current	-	831
Total current liabilities	2,310,493	1,758,995

Outstanding warrant liability	22,600	34,095
Total liabilities	2,333,093	1,793,090

Redeemable noncontrolling interest	849,945	852,531

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,591,538 and 32,099,840 shares issued and 33,559,366 and 32,067,668 outstanding, as of December 31, 2012 and December 31, 2011, respectively	33,591	32,099
Additional paid-in capital	14,847,401	14,543,019
Committed shares to be issued; 5,740,741 and 0 shares at December 31, 2012 and 2011, respectively	803,704	-
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(17,450,102)	(15,692,883)
Total stockholders’ deficit	(1,866,987)	(1,219,346)

Total liabilities and stockholders’ deficit	$1,316,051	$1,426,275

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From March 28, 2006 (Inception) Through
	December 31, 2012	December 31, 2011	December 31, 2012
Revenues:
Consulting fees	$140,345	$3,849	$283,960
Department of Energy grant revenues	642,596	31,704	6,618,330
Department of Energy unbilled grant revenues	-	168,773	197,041
Total revenues	782,941	204,326	7,099,331

Cost of revenue
Consulting revenue	61,391	-	61,391
Gross Margin	721,550	204,326	7,037,940

Operating expenses:
Project development, including stock based compensation of $0, $0, and $4,468,490, respectively	475,792	595,302	19,406,949
General and administrative, including stock based compensation of $160,874, $161,851, and $6,472,544, respectively	1,281,851	1,752,774	18,065,900
Related party license fee	-	-	1,000,000
Total operating expenses	1,757,643	2,348,076	38,472,849

Operating loss	(1,036,093)	(2,143,750)	(31,434,909)

Other income and (expense):
Other income	-	-	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	(122,953)	-	(809,786)
Interest expense	(295,648)	-	(351,745)
Related party interest expense	(4,845)	(104,402)	(174,213)
Loss on extinguishment of debt	-	-	(2,818,370)
Loss on warrant modification	(803,704)	-	(803,704)
Gain on settlement of accounts payable and accrued liabilities	37,891	7,920	45,811
Deobligation of Department of Energy billings in excess of estimated earnings	354,000	-	354,000
Gain from change in fair value of warrant liability	12,326	855,251	2,944,816
Gain from change in fair value of derivative liability	101,621	-	101,621
Loss on the retirement of warrants	-	-	(146,718)
Total other income and (expense)	(721,312)	758,769	(1,613,653)

Loss before provision for income taxes	(1,757,405)	(1,384,981)	(33,048,562)

Provision for income taxes	2,400	-	85,547

Net loss	$(1,759,805)	$(1,384,981)	$(33,134,109)
Net loss attributable to noncontrolling interest	(2,586)	(9,969)	(12,555)
Net loss attributable to controlling interest	$(1,757,219)	$(1,375,012)	$(33,121,554)

Basic and diluted loss per common share attributable to controlling interest	$(0.05)	$(0.05)
Weighted average common shares outstanding, basic and diluted	32,750,207	30,101,167

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance at March 28, 2006 (inception)	-	$-	$-	$-	$-
Issuance of founder’s share at $.001 per share	17,000,000	17,000			17,000
Common shares retained by Sucre Agricultural Corp., Shareholders	4,028,264	4,028	685,972	-	690,000
Costs associated with the acquisition of Sucre Agricultural Corp.			(3,550)		(3,550)
Common shares issued for services in November 2006 at $2.99 per share	37,500	38	111,962	-	112,000
Common shares issued for services in November 2006 at $3.35 per share	20,000	20	66,981	-	67,001
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Common shares issued for services in December 2006 at $3.65 per share	20,000	20	72,980	-	73,000
Estimated value of common shares at $3.99 per share and warrants at $2.90 issuable for services upon vesting in February 2007	-	-	160,000	-	160,000
Share-based compensation related to options	-	-	114,811	-	114,811
Share-based compensation related to warrants	-	-	100,254	-	100,254
Net Loss	-	-	-	(1,555,497)	(1,555,497)
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balances at December 31, 2006	21,125,764	$21,126	$1,382,390	$(1,555,497)	$(151,981)
Common shares issued for cash in January 2007, at $2.00 per share to unrelated individuals, including costs associated with private placement of 6,250 shares and $12,500 cash paid	284,750	285	755,875	-	756,160
Amortization of share based compensation related to employment agreement in January 2007 $3.99 per share	10,000	10	39,890	-	39,900
Common shares issued for services in February 2007 at $5.92 per share	37,500	38	138,837	-	138,875
Adjustment to record remaining value of warrants at $4.70 per share issued for services in February 2007	-	-	158,118	-	158,118
Common shares issued for services in March 2007 at $7.18 per share	37,500	37	269,213	-	269,250
Fair value of warrants at $6.11 for services vested in March 2007	-	-	305,307	-	305,307
Fair value of warrants at $5.40 for services vested in June 2007	-	-	269,839	-	269,839
Common shares issued for services in June 2007 at $6.25 per share	37,500	37	234,338	-	234,375
Share based compensation related to employment agreement in February 2007 $5.50 per share	50,000	50	274,951	-	275,001
Common Shares issued for services in August 2007 at $5.07 per share	13,000	13	65,901	-	65,914
Share based compensation related to options	-	-	4,692,863	-	4,692,863
Value of warrants issued in August, 2007 for debt replacement services valued at $4.18 per share	-	-	107,459	-	107,459
Relative fair value of warrants associated with July 2007 convertible note agreement	-	-	332,255	-	332,255
Exercise of stock options in July 2007 at $2.00 per share	20,000	20	39,980	-	40,000
Relative fair value of warrants and beneficial conversion feature in connection with the $2,000,000 convertible note payable in August 2007	-	-	2,000,000	-	2,000,000
Stock issued in lieu of interest payments on the senior secured convertible note at $4.48 and $2.96 per share in October and December 2007	15,143	15	55,569	-	55,584
Conversion of $2,000,000 note payable in August 2007 at $2.90 per share	689,655	689	1,999,311	-	2,000,000
Common shares issued for cash at $2.70 per share, December 2007, net of legal costs of $90,000 and placement agent cost of $1,050,000	5,740,741	5,741	14,354,259	-	14,360,000
Loss on Extinguishment of debt in December 2007	-	-	955,637	-	955,637
Net loss	-	-	-	(14,276,418)	(14,276,418)
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$12,628,138

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2007	28,061,553	$28,061	$28,431,992	$(15,831,915)	$-	$12,628,138
Share based compensation relating to options	-	-	3,769,276	-	-	3,769,276
Common shares issued for services in July 2008 at $4.10 per share	30,000	30	122,970	-	-	123,000
Common shares issued for services in July, September, and December 2008 at $3.75, $2.75, and $0.57 per share, respectively	41,500	41	63,814	-	-	63,855
Purchase of treasury shares between April to September 2008 at an average of $3.12	(32,172)	-	-	-	(101,581)	(101,581)
Net loss	-	-	-	(14,370,594)	-	(14,370,594)
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2008	28,100,881	$28,132	$32,388,052	$(30,202,509)	$(101,581)	$2,112,094
Cumulative effect of warrants reclassified	-	-	(18,586,588)	18,586,588	-	-
Reclassification of long term warrant liability	-	-	-	(2,915,136)	-	(2,915,136)
Common shares issued for services in June 2009 at $1.50 per share	11,412	11	17,107	-	-	17,118
Common shares issued for services in July 2009 at $0.88 per share	30,000	30	26,370	-	-	26,400
Common shares issued for services in August 2009 at $0.80 per share	100,000	100	79,900	-	-	80,000
Option to purchase Common shares for services in August 2009 at an option price of $3.00 for 100,000 shares	-	-	8,273	-	-	8,273
Common shares issued for services in September and October 2009 at $0.89 and $0.95 per share, respectively	22,500	23	20,678	-	-	20,701
Common shares to be issued for services in August 2009 at $0.80 per share	-	-	80,000	-	-	80,000
Net income	-	-	-	1,136,092	-	1,136,092
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Treasury	Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
Balances at December 31, 2009	28,264,793	$28,296	$14,033,792	$(13,394,965)	$(101,581)	$565,542
Common shares issued for services in March 2010 at $0.36 per share	37,500	38	13,462	-	-	13,500
Common shares issued for services in May 2010 at $0.30 per share	43,000	43	12,957	-	-	13,000
Common shares released in May 2010 issued at $0.80 per share, additional paid-in capital included in 2009 balance	100,000	100	(100)	-	-	-
Common shares issued for services in May 2010 at $0.18 per share	37,500	38	6,712	-	-	6,750
Common shares issued for services in July 2010 at $0.24 per share	30,000	30	7,170	-	-	7,200
Common shares cancelled in October 2010 at $0.30 per share	(43,000)	(43)	(12,957)	-	-	(13,000)
Common shares issued for services in October 2010 at $0.46 per share	37,000	37	16,983	-	-	17,020
Common shares issued for services in November 2010 at $0.50 per share	6,435	6	3,211	-	-	3,217
Common shares issued for services in December 2010 at $.048 per share	10,000	10	4,790	-	-	4,800
Discount on related party note payable	-	-	83,736	-	-	83,736
Net loss	-	-	-	(922,906)	-	(922,906)
Balances at December 31, 2010	28,523,228	$28,555	$14,169,756	$(14,317,871)	$(101,581)	$(221,141)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Deficit
					Accumulated
	Common Stock		Additional Paid-in	Committed Shares	During the Development	Treasury	Stockholders’
	Shares	Amount	Capital	To Be Issued	Stage	Stock	Deficit
Balances at December 31, 2010	28,523,228	$28,555	$14,169,756	$-	$(14,317,871)	$(101,581)	$(221,141)
Common shares issued for cash at $0.35 per share in January 2011, net of discount from warrant liability of $125,562	428,571	429	24,009	-	-	-	24,438
Committed shares issued to LPC	600,000	600	(600)	-	-	-	-
Common shares issued for reduction of accounts payable in March 2011 ranging from $0.47 to $0.50 per share	60,000	60	29,040	-	-	-	29,100
Common shares issued for services in March 2011 at $0.42 per share	30,000	30	12,570	-	-	-	12,600
Common shares issued for services in April 2011 at $0.43 per share	26,042	26	11,224	-	-	-	11,250
Common shares issued for cash in May 2011, ranging from $0.22 to $0.29 per share	284,045	284	69,716	-	-	-	70,000
Common shares issued for services in July 2011, ranging from $0.17 to $0.20 per share	155,034	155	28,977	-	-	-	29,132
Common shares issued for services in August 2011, at $0.16 per share	75,000	75	11,925	-	-	-	12,000
Common shares issued for cash in August 2011, ranging from $0.16 to $0.18 per share	175,438	175	29,825	-	-	-	30,000
Common shares issued for services in September 2011, at $0.18 per share	10,000	10	1,790	-	-	-	1,800
Common shares issued for services in October 2011, at $0.15 per share	173,077	173	25,979	-	-	-	26,152
Common shares issued for services in November 2011, ranging from $0.21 to $0.23 per share	253,638	253	57,006	-	-	-	57,259
Common shares issued for cash in November 2011, ranging from $0.15 to $0.16 per share	659,894	660	99,340	-	-	-	100,000
Common shares issued for services in December 2011, at $0.14 per share	85,721	86	11,572	-	-	-	11,658
Common shares issued for settlement of accrued rent in December, 2011 at $0.14 per share	527,980	528	73,390	-	-	-	73,918
Accretion of redeemable noncontrolling interest	-	-	(112,500)	-	-	-	(112,500)
Net loss attributable to controlling interest	-	-	-	-	(1,375,012)	-	(1,375,012)
Balances at December 31, 2011	32,067,668	$32,099	$14,543,019	$-	$(15,692,883)	$(101,581)	$(1,219,346)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Committed Shares	Deficit Accumulated During the Development	Treasury	Stockholders’
	Shares	Amount	Capital	To Be Issued	Stage	Stock	Deficit
Balances at December 31, 2011	32,067,668	$32,099	$14,543,019	$-	$(15,692,883)	$(101,581)	$(1,219,346)

Common Shares issued for Legal Services in January 2012 at $0.14 per share	80,357	80	11,170	-	-	-	11,250
Common Shares and Committed Shares issued for cash to LPC in January 2012 at $0.15 per share	235,465	235	34,765	-	-	-	35,000
Common Shares issued to TCA in March 2012 at $0.39 per share	280,612	281	109,719	-	-	-	110,000
Common Shares issued for Legal Services in April 2012 at $0.41 per share	80,645	81	32,581	-	-	-	32,662
Common Shares issued for Legal Services in July 2012 at $0.23 per share	93,750	94	21,469	-	-	-	21,563
Common Shares issued for Services in August 2012 ranging from $0.15 to $0.17 per share	57,889	58	9,506	-	-	-	9,564
Common Shares issued for Legal Services in September 2012 at $0.13 per share	135,000	135	17,063	-	-	-	17,198
Common Shares issued Settlement of accrued rent in December 2012 at $0.13 per share	527,980	528	68,109	-	-	-	68,637
Shares committed to be issued in connection with warrant exercise	-	-	-	803,704	-	-	803,704
Net loss attributable to controlling interest	-	-	-	-	(1,757,219)	-	(1,757,219)
Balances at December 31, 2012	33,559,366	$33,591	$14,847,401	$803,704	$(17,450,102)	$(101,581)	$(1,866,987)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	From March 28, 2006 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(1,759,805)	$(1,384,981)	$(33,134,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of warrant liability	(12,326)	(855,251)	(2,944,816)
Gain from change in fair value of derivative liability	(101,621)	-	(101,621)
Founders Shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	73,885	83,736
(Gain) / Loss from deobligation and change in accounting estimate on Department of Energy billings	(354,000)	354,000	-
Debt issuance costs for rejected loan guarantees	-	309,834	583,634
Gain on settlement of accounts payable and accrued liabilities	(37,891)	(7,920)	(45,811)
Loss on warrant modification	803,704	-	803,704
Share-based compensation	160,874	161,851	11,713,341
Unrealized Department of Energy unbilled receivables	20,116	-	20,116
Amortization	304,725	-	304,725
Depreciation	14,909	18,951	103,516
Changes in operating assets and liabilities:
Accounts receivable	(3,538)	-	(3,538)
Department of Energy unbilled grant receivable	187,454	(117,004)	42,183
Department of Energy grant receivable	-	-	-
Prepaid expenses and other current assets	6,959	23,348	(8,953)
Accounts payable	399,928	377,751	1,121,370
Accrued liabilities	128,844	336,266	575,132
Net cash used in operating activities	(241,668)	(709,270)	(17,064,625)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress, net	(45,457)	(123,155)	(1,058,351)
Net cash used in investing activities	(45,457)	(123,155)	(1,275,987)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the year ended	For the year ended	From March 28, 2006 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	35,000	350,000	14,745,000
Proceeds from convertible notes payable	395,500	-	2,895,500
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	19,230	335,230
Repayment from related party line of credit/notes payable	(4,000)	-	(120,000)
Debt issuance costs	(94,800)	(114,136)	(658,434)
Retirement of warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by financing activities	331,700	255,094	18,400,215

Net increase (decrease) in cash and cash equivalents	44,575	(577,331)	59,603

Cash and cash equivalents beginning of period	15,028	592,359	-

Cash and cash equivalents end of period	$59,603	$15,028	$59,603

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,343	$-	$61,445
Income taxes	$8,179	$825	$27,100

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591
Discount on related party note payable	$-	$-	$83,736
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$24,494	$45,842
Accretion of redeemable non-controlling interest	$-	$112,500	$112,500
Discount on convertible notes payable	$167,070	$-	$167,070

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company is a development-stage company which has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements throughout 2009, 2010, 2011, and 2012. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2012, the Company has negative working capital of approximately $2,213,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, as well as seek additional funding in the form of equity or debt. However, the Company's ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs. As of April 15, 2013, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated below, and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees this project on hold until we receive the funding to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of December 31, 2012, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place. The Company does not believe that our inability to get financing thus far for the projects requires impairment since the construction in progress up to this point could be utilized for other projects, and there is always the opportunity that the design package may be licensed to another party to finalize the project. The Company cannot continue significant development or furtherence of the Fulton project until financing for the construction of the Fulton plant is obtained.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2012 and 2011, the Company has reserved approximately $20,000 and zero respectively.

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

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over a period ranging from three to five years, except land which is not depreciated. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. During the year ended December 31, 2010, the Company began to capitalize costs in connection with the construction of its Fulton plant, and continued to do so in 2012. A portion of these costs were reimbursed under the Department of Energy grant discussed in Note 3. The reimbursable portion is treated as a reduction of those costs.

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

As discussed in Note 3, the Company received a federal grant from the United States Department of Energy, (“DOE”). The grant generally provides for payment in connection with related development and construction costs involving commercialization of our technologies. Grant award reimbursements are recorded as either contra assets or as revenues depending upon whether the reimbursement is for capitalized construction costs or expenses paid by the Company. Contra capitalized cost and revenues from the grant are recognized in the period during which the conditions under the grant have been met and the Company has made payment for the related asset or expense.  The Company recognizes DOE unbilled grant receivables for those costs that have been incurred during a period but not yet paid at period end, are otherwise reimbursable under the terms of the grant, and are expected to be paid in the normal course of business. Realization of unbilled receivables is dependent on the Company’s ability to meet their obligation for reimbursable costs.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During the years ended December 31, 2012 and 2011 and for the period from March 28, 2006 (Inception) to December 31, 2012, research and development costs included in Project Development were $475,792, $595,302, and $14,938,459, respectively.

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

In connection with the issuance of common stock for gross proceeds of $15,500,000 in December 2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act. The Company filed that registration statement on December 18, 2007 and as required under the registration rights agreement had the registration statement declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2009 and in so doing incurred no liquidated damages. As of December 31, 2012 and 2011, the Company does not believe that any liquidated damages are probable and thus no amounts have been accrued in the accompanying financial statements.

In connection with the Company signing the $10,000,000 Purchase Agreement with LPC, the Company was required to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement, and the registration statement was to be declared effective by March 31, 2011.The registration statement was declared effective on May 10, 2011, without any penalty, and LPC did not terminate the Purchase Agreement.

In connection with the Company signing the $2,000,000 Equity Facility with TCA on March 28, 2012, the Company agreed to file a registration statement related to the transaction with the SEC covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it has yet to be declared effective. The Company is working with TCA to resolve this issue. There has been no accrual for any penalties as it relates to the Equity Facility Registration Rights Agreement. The penalty for filing to get the registration statement effective is capped at $20,000, and the Company believes that any penalty is remote as the terms of the TCA Agreement, when combined with the debt portion of financing from TCA, both of which were provided by TCA, prevent us from having it declared effective.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 ”Income Taxes” requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company does not have any uncertain positions which require such analysis.

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

The Company did not have any level 1financial instruments at December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the warrant liability and derivative liability are considered level 2 items, see Note 6.

As of December 31, 2012 and 2011, the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during 2011 and 2012 due to the following:

Balance as of January 1, 2012	$852,531
Net loss attributable to noncontrolling interest	(2,586)
Balance at December 31, 2012	$849,945

See Note 8 for details of valuation and changes during the years 2011 and 2012.

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

As of December 31, 2012 and 2011, the Department of Energy made up 100% of billed and unbilled Grant Revenues and Department of Energy grant receivables. Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2012 and 2011, one customer made up 100% of the Company’s consulting fees revenue. Management believes the loss of consulting to this organization would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2012 and 2011 three vendors made up 64% and 63% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2012, the Company had 0 options and 928,571 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting and their effects would have been antidilutive due to the loss. For the year ended December 31, 2011, the Company had 1,229,659 options and 7,115,275 warrants, to purchase shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive due to the loss, and because all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year.

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at December 31, 2012.

New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this ASU for its 2013 impairment testing. The Company does not expect the adoption of this ASU to have a material impact, if any, on the Company's consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012.

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

As of April 15, 2013, the Company has received reimbursements of approximately $10,458,300 under these awards.

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of approximately $87,560,000, and through April 15, 2013, we have an unreimbursed amount of approximately $77,101,700 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment was a result of estimates made on the indirect rate during the reimbursement process over the course of the award. The DOE and the Company reached a tentative agreement during that time, that in combination, as a result of the unused grant award money left in Award 1 of approximately $366,000, the Company would not be required to refund any overpayment to the DOE and the Company could proceed towards completion of Award 1. While completion of the award under the above terms was tentatively agreed to, the method and process was uncertain. During the fourth quarter of 2011, Management did not believe it was in the Company’s best interest to close the award. However, in 2012 the situation was reassessed and the Company proceeded with the close out of Award 1. As of September 12, 2012 Award 1 was officially closed and the overpayment was deobligated. The Company was notified of the deobligation in the fourth quarter of 2012.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	December 31, 2012	December 31, 2011
Construction in progress	$1,104,192	$1,058,735
Land	109,108	109,108
Office equipment	63,367	63,367
Furniture and fixtures	44,806	44,806
	1,321,473	1,276,016
Accumulated depreciation	(103,159)	(88,250)
	$1,218,314	$1,187,766

Depreciation expense for the years ended December 31, 2012 and 2011 and for the period from inception to December 31, 2012 was $14,909, $18,951, and $103,516, respectively.

During the year ended December 31, 2012, the Company invested approximately $45,500 in construction activities at our Fulton Project, compared with $123,000 in 2011 net of DOE reimbursements.

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

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable - 2007

On July 13, 2007, the Company issued several convertible notes aggregating a total of $500,000 with eight accredited investors including $25,000 from the Company’s then Chief Financial Officer. Under the terms of the notes, the Company was to repay any principal balance and interest, at 10% per annum within 120 days of the note. The holders also received warrants to purchase common stock at $5.00 per share. The warrants vested immediately and expired in five years. The total warrants issued pursuant to this transaction were 200,000 on a pro-rata basis to investors. The convertible promissory notes were only convertible into shares of the Company’s common stock in the event of a default. The conversion price was determined based on one third of the average of the last-trade prices of the Company’s common stock for the ten trading days preceding the default date.

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

On November 7, 2007, the Company re-paid the 10% convertible promissory notes totaling approximately $516,000 including interest of approximately $16,000. This included approximately $800 of accrued interest to the Company’s then Chief Financial Officer.

Convertible Notes Payable – 2012

On July 31, 2012, the Company issued a convertible note of $63,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of May 2, 2013. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

On October 11, 2012, the Company issued a convertible note of $37,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of July 15, 2013. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

On December 21, 2012, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of September 26, 2013. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Since the funds were not transferred until January 2013, the note was recorded as a subsequent event and is not reflected on the financials for the year ended December 31, 2012.

See Note 12 for additional issuances and conversions of these notes subsequent to December 31, 2012.

Senior Secured Convertible Notes Payable

On August 21, 2007, the Company issued senior secured convertible notes aggregating a total of $2,000,000 with two institutional accredited investors. Under the terms of the notes, the Company was to repay any principal balance and interest, at 8% per annum, due August 21, 2010. On a quarterly basis, the Company has the option to pay interest due in cash or in stock. The senior secured convertible notes were secured by substantially all of the Company’s assets. The total warrants issued pursuant to this transaction were 1,000,000 on a pro-rata basis to investors. These include class A warrants to purchase 500,000 common stock at $5.48 per share and class B warrants to purchase an additional 500,000 shares of common stock at $6.32 per share. The warrants vested immediately and expired in three years. The senior secured convertible note holders had the option to convert the note into shares of the Company’s common stock at $4.21 per share at any time prior to maturity. If, before maturity, the Company consummated a Financing of at least $10,000,000 then the principal and accrued unpaid interest of the senior secured convertible notes would be automatically converted into shares of the Company’s common stock at $4.21 per share.

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

Debt Issuance Costs

During 2010, debt issuance costs of $123,800 were incurred, net of DOE reimbursement in connection with the Company submitting an application for a $250 million dollar DOE loan guarantee for the Company's planned cellulosic ethanol biorefinery in Fulton, Mississippi. This compares to 2009 debt issuance costs of $150,000 incurred in connection with an application for a $58 million dollar DOE loan guarantee for the Company's planned cellulosic ethanol biorefinery in Lancaster, California. These applications were filed under the Department of Energy (“DOE”) Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies.

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

In October 2011, the Company was informed that the USDA would not move forward with the USDA LG; however, appeal processes were provided to afford the Company a chance to change certain aspects of the application. Because of the initial rejection, the Company expensed all related debt costs totaling approximately $309,000 to general and administrative in the accompanying statement of operations during the year ended December 31, 2011. As of December 31, 2012, the Company has abandoned the pursuit of the USDA Loan Guarantee program.

From the period of Inception through December 31, 2012, the Company has expensed $583,634 of previously capitalized debt issue costs due to unsuccessful debt financings.

NOTE 6 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009 we adopted the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an exercise price of $2.90; 5,962,563 warrants were set to expire in December 2012 and 1,000,000 expired August 2010 (See Note 7). As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

In connection with the 5,962,963 warrants to expire in December 2012, the Company recognized gains of approximately $1,000, $764,000, and $2,516,000 from the change in fair value of these warrants during the years ended December 31, 2012 and 2011 and the period from Inception to December 31, 2012.

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

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the below assumptions, for the year ended December 31, 2011. These all warrants either expired or were exercised in 2012 and accordingly no revaluation was necessary as of December 31, 2012. See Note 9.

December 31,
2011
Annual dividend yield	-
Expected life (years) of December 2007 issuance	1.0
Risk-free interest rate	0.12%
Expected volatility of December 2007 issuance	95%

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

	December 31,	December 31,
	2012	2011
Annual dividend yield	-	-
Expected life (years)	3.05	4.05
Risk-free interest rate	0.72%	0.83%
Expected volatility	117%	109%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of $11,498, $91,467, and $102,935 during the years ended December 31, 2012 and 2011, and for the period from Inception to December 31, 2012.

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

On March 31, 2008, the Board of Directors of the Company replaced our Chief Financial Officer’s previously existing at-will Employment Agreement with an updated employment agreement, effective February 1, 2008, which terminated on May 31, 2009. The updated agreement contained the following material terms: (i) initial annual salary of $120,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Invention provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employment agreement expired on May 31, 2009. Our now former Chief Financial Officer served until September 2011, at which time he entered into a month-to-month part-time consulting contract with the Company, for $7,500 per month, payable in cash or stock at the consultant’s option, at predetermined conversion rates.

Board of Director Arrangements

On July 23, 2009, the Company renewed all of its existing Directors’ appointment, issued 6,000 shares to each and paid $5,000 to the three outside members. Pursuant to the Board of Director agreements, the Company's "in-house" board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $26,400 based on the fair market value of the Company’s common stock of $0.88 on the date of the grant. During the year ended December 31, 2009 the Company expensed approximately $41,400 related to these agreements.

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

During the years ended December 31, 2012 and 2011, the Company accrued $10,000 each year related to the agreements for the two remaining board members. The Company also did not issue the shares issuable for compensation in 2011 to its Board Members, but later issued them in 2012.

Investor Relations Agreements

On November 9, 2006, the Company entered into an agreement with a consultant. Under the terms of the agreement, the Company was to receive investor relations and support services in exchange for a monthly fee of $7,500, 150,000 shares of common stock, warrants to purchase 200,000 shares of common stock at $5.00 per share, expiring in five years, and the reimbursement of certain travel expenses. The common stock and warrants vested in equal amounts on November 9, 2006, February 1, 2007, April 1, 2007 and June 1, 2007.

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

On November 21, 2011, these warrants expired without exercise.

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

Future annual minimum lease payments under the above lease agreements, at December 31, 2012 are as follows:

Years ending
December 31,
2013	$123,504
2014	123,504
2015	125,976
2016	125,976
2017	125,976
Thereafter	2,901,496
Total	$3,526,432

Rent expense under non-cancellable leases was approximately $123,000, $123,000, and $308,000 during the years ended December 31, 2012, 2011 and the period from Inception to December 31, 2012, respectively. As of December 31, 2012 and 2011, $205,840 and $82,336 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. As of December 31, 2012, the Company was in technical default of the lease due to non-payment. However, as of April 15, 2013, we have not received a notice of default.

Legal Proceedings

From time to time we may become involved in legal proceedings which could adversely affect us. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations, other than as disclosed below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect, other than as disclosed below.

On February 26, 2013, the Company received notice that the Orange County Superior Court (the “Court”) issued a Minute Order (the “Order”) in connection with certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants (the “Warrants”) issued by the Company.

Pursuant to the Order, the Court ruled in favor of the shareholders on the two claims, finding that the Warrants contain certain anti-dilution protective provisions which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00.

The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. However, as of April 15, 2013, the Company has not issued these shares, but is required to do so based on current information from the Court, the shareholders raising the claim and the related exercise of these warrants in December 2012. The Company has valued the shares based on their market price on the date the warrants were exercised. As such, the consolidated statement of operations reflects the required issuance of $803,704 as a warrant modification expense which is reflected as shares committed to be issued on the accompanying consolidated balance sheet as of December 31, 2012.

On March 7, 2013, the shareholders making claims provided their request for judgment based on the Order received, which has been initially refused by the Court via a second minute order received by the Company on April 8, 2013. The Court has requested that the Company’s counsel submit a proposed judgment to the Court within 10 days. While the Company believes that the original Order did not provide for monetary damages and will vigorously defend such, the ultimate resolution of this matter, which is expected to occur within one year, is uncertain. If an unfavorable outcome is rendered, it is expected that monetary damages, if any, will be absorbed by the Company’s Directors and Officers insurance policy in full, at no additional loss to the Company. However, facts and circumstances may change based on future claims, filings, and appeals, if any, and accordingly, no assurances can be made. The Company is currently reviewing the Order and exploring all of its options including an appeal, if necessary. See Note 9 in the accompanying notes to consolidated financial statements for additional information.

Consulting Agreements - Other

On July 21, 2011, the Company entered into a consulting service agreement with the National Center for Sustainable Development (“NCSD”), a non-profit organization. The NCSD assists companies in the sustainable development industry in order to promote a sustainable low carbon economy through demonstration projects, by identifying qualified Chinese investors. The term of the agreement was for twelve months or upon termination by either party. The NCSD was entitled to 5% on the first $250 million, and 3% in excess of $250 million for equity capital, and/or 2% of aggregate gross proceeds received from debt capital. This service agreement expired in July 2012.

NOTE 8 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests is reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 through the forecasted financial close, estimated to be the end of the third quarter of 2011. On October 5, 2011, the Company received a rejection letter for the USDA loan guarantee, on which was the financing the Company was basing estimates. During the years ended December 31, 2012 and 2011 and the period from Inception to December 31, 2012, the Company recognized the accretion of the redeemable noncontrolling interest of $0, $112,500, and $112,500, respectively which was charged to additional paid-in capital.

Net loss attributable to the redeemable noncontrolling interest during the year ended December 31, 2012 was $2,586 which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the statement of operations.

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

After the SEC had declared effective the registration statement related to the transaction, the Company has the right, in their sole discretion, over a 30-month period to sell the shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million.

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

During the year ended December 31, 2011, the Company drew $200,000 under the Purchase Agreement and issued 1,119,377 shares of common stock, including 12,183 commitment shares that were earned on a pro-rata basis as described above.

During the year ended December 31, 2012, the Company drew approximately $35,000 under the Purchase Agreement and issued 235,465 shares of common stock, including 2,132 commitment shares that were earned on a pro-rata basis as described above. The Company still has approximately $9,615,000 available on the Purchase Agreement as of December 31, 2012, assuming the Company can meet the requirements contained within the Purchase Agreement.

The Company accounted for the 428,571 common stock warrants with ratchet provisions in accordance with ASC 815 whereby the warrants require liability classification. As the warrants are considered a cost of permanent equity, the value of the warrants netted against the equity recognized in additional paid-in capital. See Note 6 for valuation of warrants. The 600,000 shares of common stock issued in connection with the agreement were also considered a cost of permanent equity. However, because the value of the shares both add to additional paid-in capital for the value of shares issued and net against it as a cost of capital, they were recorded at par value with a corresponding reduction to additional-paid-in capital.

The remaining 600,000 shares that are to be issued pro-rata as the Company draws on the Purchase Agreement are also a cost of capital and are recorded as earned by LPC. The value of the shares both add to additional paid-in capital for the value of shares issued and net against it as a cost of capital; accordingly, they are recorded at par value with a corresponding reduction to additional-paid-in capital when earned.

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

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2012, 3,307,159 options and 1,672,111 shares have been issued under the plan. As of December 31, 2012, 5,020,730 shares are still issuable under the Plan.

Stock Options

On December 14, 2006, the Company granted options to purchase 1,990,000 shares of common stock to various employees and consultants having a $2.00 exercise price. The value of the options granted was determined to be approximately $4,900,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 99%, expected life of five (5) years, risk free interest rate of 4.73%, market price per share of $3.05, and no dividends. The Company expensed the value of the options over the vesting period of two years for the employees. For non-employees the Company revalued the fair market value of the options at each reporting period under the provisions of ASC 505. On December 14, 2011, 1,970,000 of these options expired while 20,000 were exercised in a prior year.

On December 20, 2007, the Company granted options to purchase 1,038,750 shares of the Company’s common stock to various employees and consultants having an exercise price of $3.20 per share. In addition, on the same date, the Company granted its President and Chief Executive Officer 250,000 and 28,409 options to purchase shares of the Company’s common stock having an exercise price of $3.20 and $3.52, respectively. The value of the options granted was determined to be approximately $3,482,000 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five (5) years, risk free interest rate of 3.09%, market price per share of $3.20, and no dividends. Of the total 1,317,159 options granted on December 20, 2007, 739,659 vested immediately and 27,500 issued to consultants vested monthly over a one year period, and 550,000 of the options vested upon two contingent future events. Management’s belief at the time of the grant was that the events were probable to occur and were within their control, and thus accounted for the remaining vesting under ASC 718 by straight-lining the vesting through the expected date on which the future events were to occur. At the time, management believed that future date was June 30, 2008. This determination was based on the fact that the Company appeared to be on track to receive the permits and the related funding was available. In June 2008, the Company determined that the June 30, 2008 estimate would not be met due to delays in receiving the necessary permits and thus modified the date to September 30, 2008. In September 2008, the Company determined that the September 30, 2008 deadline would not be met due to the difficulty in obtaining financing due to the pending collapse of the capital markets. At that point the remaining unamortized portion was immaterial and thus, the Company expensed the remaining amounts. Although the options were expensed according to ASC 718, the recipients are still not fully vested as the triggering events have not yet occurred. The original grant date fair value of the 550,000 unvested options was $2.70. As of December 20, 2012, all 1,317,159 of these options, less 20,000 that were exercised, have expired.

The Company accounts for the stock options to consultants under the provisions of ASC 505. In accordance with ASC 505, the options awarded to consultants under the 2006 and 2007 Stock Option Grant were re-valued periodically using the Black-Scholes option pricing model over the vesting period. As of December 31, 2011 stock options to consultants were fully vested and expensed. As of December 31, 2012 all options remaining expired without exercise.

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2012, and 2011 and for the period from March 28, 2006 (Inception) to December 31, 2012, the Company recognized stock based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively. There is no additional future compensation expense to record at December 31, 2012 based on previous awards.

A summary of the status of the stock option grants under the Plan as of the years ended December 31, 2007, 2008, 2009, 2010, 2011 and 2012 and changes during this period are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48	4.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2008	3,287,159	$2.48	3.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2009	3,287,159	$2.48	2.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2010	3,287,159	$2.48	1.40
Granted during the year	-	-
Exercised during the year	-	-
Expired during the year	(2,057,500)	2.00
Outstanding December 31, 2011	1,229,659	$3.21	1.00
Granted during the year	-	-
Exercised during the year	-	-
Expired during the year	(1,229,659)	3.21	-
Outstanding December 31, 2012	-	$-	-

There were no amounts received for the exercise of stock options in 2012 or 2011.

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

On December 3, 2007 and December 14, 2007, the Company issued an aggregate of 5,740,741 shares of common stock at $2.70 per share and issued warrants to purchase 5,740,741 shares of common stock for gross proceeds of $15,500,000. The warrants have an exercise price of $2.90 per share and expire five years from the date of issuance. See Note 7 for additional information on these warrants.

The original value of the warrants was determined to be approximately $15,968,455 based on the Black-Scholes option pricing model using the following assumptions: volatility of 122.9%, expected life of five (5) years, risk free interest rate of 3.28%, market price per share of $3.26, and no dividends. The relative fair value of the warrants did not have an impact on the financial statements as they were issued in connection with a capital raise and recorded as additional paid-in capital.

The warrants were subject to “full-ratchet” anti-dilution protection in the event the Company (other than excluded issuances, as defined) issued any additional shares of stock, stock options, warrants or securities exchangeable into common stock at a price of less than $2.90 per share. If the Company issued securities for less $2.90 per share then the exercise price for the warrants shall be adjusted to equal the lower price. See Note 6, for additional information regarding these warrants.

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

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vested in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007. No additional issuances were made in 2008, 2009, 2010, and 2012.

Shares Issued for Services

Throughout the year ended December 31, 2012, the Company issued 389,752 shares of common stock for legal services provided, which compares to 718,963 shares for the same services in 2011. In connection with this issuance the Company recorded approximately $83,000 in legal expense which is included in general and administrative expense, which compares to approximately $162,000 in 2011.

Throughout the year ended December 31, 2012, the Company issued zero shares of common stock for compliance services provided, which compares to 139,549 shares for the same services in 2011. In connection with this issuance the Company recorded $0 in compliance expenses which is included in general and administrative expense, which compares to approximately $23,000 in 2011.

Throughout the year ended December 31, 2012, the company issued 13,889 shares of common stock for consulting services provided, which compares to 10,000 shares for consulting services in 2011. In connection, the Company recorded approximately $2,100 in consulting expenses, which compares to approximately $1,800 in 2011.

Shares Issued for Settlement of Accrued Expenses

On December 28, 2011, the Company issued 527,980 shares of common stock in lieu of cash for back rent owed of $81,837. In connection with this issuance the Company recorded a gain on the settlement of accrued rent expenses of $7,920 which is included in the accompanying statement of operations.

On December 27, 2012, the Company issued 527,980 shares of common stock in lieu of cash for back rent owed of $93,528. In connection with this issuance the Company recorded a gain on the settlement of accrued rent expenses of $24,891 which is included in the accompanying statement of operations.

 Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised. Nothing has been paid on these, other than as previously disclosed. As of December 31, 2012, all of these placement agent agreements have expired.

Warrants Issued

See Notes 5, 6, 9 and 10 for warrants issued with debt and equity financings.

On August 27, 2009, the Company entered into a six month consulting agreement. Pursuant to the agreement, the Company granted the consultant a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. The value of the warrant issued was determined to be approximately $8,300 based on the Black-Scholes option pricing model using the following assumptions: volatility of 108%, expected life of one (1) year, risk free interest rate of 2.48%, market price per share of $0.80, and no dividends. The value of the warrants was expensed during the year ended December 31, 2009. These warrants expired on August 27, 2010.

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

Warrants Cancelled

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. (see Note 6).

Warrants Exercised

Some of our warrants contain a provision in which the exercise price is to be adjusted for future issuances of common stock at prices lower than their current exercise price.

In 2012, certain shareholders’ owning an aggregate of 5,740,741 warrants made claims of the Company that the exercise price of their warrants should have been adjusted due to a certain issuance of common shares by the Company. The Company believed that said issuance would not trigger adjustment based on the terms of the respective agreements.

On December 4, 2012, these shareholders presented exercise forms to the Company to exercise all 5,740,741 warrants for a like amount of common shares. The warrants were exercised at $0.00, which is the amount the shareholders’ believed the new exercise price should be based the ratchet provision and their claims.

On February 26, 2013, the Company received notice that the Court issued an Order in connection with these certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants issued by the Company.

Pursuant to the Order, the Court ruled in favor of the shareholders on the two claims, finding that the Warrants contain certain anti-dilution protective provisions which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00. No final judgment has been entered by the Court. The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. The Company determined, that based on the Order by the Court, a ratchet event had taken place based on the Order and claims made. The Company used December 4, 2012 as the date in which the new terms were considered to be in force based on the Shareholders’ notice to exercise on that date and the Courts subsequent Order that allowed the Shareholders to do so.

As such, the modification of the exercise price is treated as an extinguishment of the warrants under the previous terms, with a revaluation of the warrants with new terms. As such, the warrant liability would be valued immediately before extinguishment with the gain/loss recognized through earnings and remaining value reclassified to equity. Because there was only approximately one week of remaining life under the unmodified terms and because the previous exercise price was out of the money ($2.90) compared to the price of our common stock on the day of extinguishment ($0.14), the warrant value upon extinguishment was considered to be near zero based on a Black-Scholes calculation, which also used volatility of 104.2% and risk-free rate of 0.07%. Because the warrant liability was also valued near zero as of September 30, 2012, there was no value transferred to equity.

In addition, the new warrant liability was valued immediately after the modification but prior to the exercise by the Shareholders with the new value being recognized through earnings. The “new” warrants have a fixed price, fixed number of shares, and effectively no ratchet provision based on the court order. There are no circumstances at this time that would require or allow for net cash settlement. As such, the warrants qualify for equity accounting under ASC 815. The Company valued the warrants with new terms at approximately $804,000 based on the fair value of the Company’s common stock on December 4, 2012 ($0.14) as it was considered an immediate exercise and therefore, the value of the shares was known on the date of exercise. The Company has included the value of these warrants in the accompanying consolidated statement of operations as loss on warrant modification. As of April 15, 2013, the Company has not issued these shares, but is required to do so based on the current information from the Court, the shareholders raising the claim, and the shareholders’ exercise notice which is deemed correct based on the subsequent Order. Accordingly, the warrants are considered committed shares to be issued in the accompanying consolidated statement of stockholders’ deficit.

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2007, 2008, 2009, 2010, 2011, and 2012 changes during the periods is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007 (with 50,000 warrants exercisable)	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60
Issued during the year	-	-
Outstanding and exercisable at December 31, 2008	7,386,694	$3.02	3.60
Issued during the year	100,000	3.00
Cancelled during the year	(673,200)	2.90
Outstanding and exercisable at December 31, 2009	6,813,494	$3.03	2.76
Issued during the year	500,000	0.50
Cancelled during the year	(426,800)	2.92
Outstanding and exercisable at December 31, 2010	6,886,694	$2.85	1.98
Issued during the year	428,581	0.55
Expired during the year	(200,000)	5.00
Outstanding and exercisable at December 31, 2011	7,115,275	$2.65	1.20
Issued during the year	-	-
Exercised during the year	(5,740,741)	0.00
Expired during the year	(445,963)	0.28
Outstanding and exercisable at December 31, 2012	928,571	$0.52	1.92

Equity Facility Agreement

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA shall commit to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire shall pay to TCA a fee by issuing to TCA that number of shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It is the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $110,000 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to BlueFire’s treasury) to adjust the number of Facility Fee Shares issued. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire was obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing. BlueFire must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 90 days following closing. Penalty for not getting the registration statement effective is capped at $20,000. Although no assurances can be made, Management does not believe penalties will be incurred as the delay in registration was caused by the terms of the agreement, which were substantially provided by and approved by TCA.

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs in the accompanying balance sheet as of March 31, 2012, along with other costs incurred as part Equity Facility and the Convertible Note described below. Additional costs related to the Equity Facility and paid from the funds of the Convertible Note described below, were approximately $60,000. Aggregate costs of the Equity Facility were $170,000. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs The deferred financings costs related to the Equity Facility were to be amortized over one (1) year on a straight-line basis. The Company believed the accelerated amortization, which is less than the two year Equity Facility term, was appropriate based on substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012 and through the date of this filing, the ability to draw on the equity facility was restricted due to the delay in getting the related registration statement effective. Because the Company is unable to draw on the equity facility, and because the effectiveness of the registration statement is uncertain through the date of this filing, the Company determined that the remaining deferred financing costs of approximately $27,000 should be written off as of December 31, 2012.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which are capitalized as deferred financing costs in the accompanying balance sheet as of December 31, 2012; and will be amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover second quarter 2012 legal fees. After said costs, the Company received approximately $207,000 in cash from the Convertible Note.

This note contains an embedded conversion feature whereby the holder can convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature is considered a derivative instrument and bifurcated. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. During the year ended December 31, 2012, the Company amortized deferred financing costs and recorded as expense approximately $63,000 related to the convertible note financing costs.

The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount will be accreted back to the face value of the note over the note term. During the year ended December 31, 2012, the Company recorded approximately $123,000 in discount amortization and approximately $27,000 in interest expense related to the note.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be approximately $162,000 at the notes inception. The Company revalued the conversion feature at December 31, 2012 in the same manner with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of approximately $102,000.

	December 31, 2012	March 28, 2012
Annual dividend yield	-	-
Expected life (years)	0.24	1.00
Risk-free interest rate	0.16%	0.19%
Expected volatility	77%	119%

NOTE 10 - RELATED PARTY TRANSACTIONS

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), in which the Company’s majority shareholder and other family members hold an interest. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one time payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one time license fee of $40 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

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

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2012 and 2011, the Company had not incurred any liabilities related to the agreement.

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

In February 2009, the Company obtained a line of credit in the amount of $570,000 from Arkenol Inc, its technology licensor, to provide additional liquidity to the Company as needed. In October 2009, $175,000 was utilized from the line of credit, and in November 2009, the balance was paid in full along with approximately $500 interest. As of December 31, 2010, there were no amounts outstanding, and the line of credit was deemed cancelled as the Company did not anticipate utilizing funds from the line of credit.

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of December 31, 2012, the outstanding balance on the line of credit is approximately $15,230 with $24,770 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

Purchase of Property and Equipment

During the year ended December 31, 2007, the Company purchased various office furniture and equipment from ARK Energy costing approximately $39,000. All such property and equipment is fully depreciated as of December 31, 2012.

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the year ended December 31, 2012 and 2011, the Company amortized $0 and $73,885, respectively, of the discount to interest expense.

NOTE 11 – INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Current Tax Provision
Federal	$-	$-
State	2,400	-
Total	$2,400	$-

Deferred tax provision (benefit)
Federal	(6,646,663)	(6,296,303)
State	(796,294)	(790,815)
Valuation Allowance	7,442,957	7,087,118
Total	-	-
Total Provision for income taxes	$2,400	$-

Current taxes in 2012 consist of minimum taxes to the State of California. There was no provision for income taxes in 2011.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
US federal statutory income tax rate	30%	30%
State tax - net of benefit	4%	4%
	34%	34%

Permanent differences	-11%	17%
Reserves and accruals	-7%	0%
Changes in deferred tax assets	4%	0%
Increase in valuation allowance	-20%	-51%
Effective tax rate	0%	0%

The components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Deferred income tax assets
Net operating loss carryforwards	$7,327,107	$7,087,118
Reserves and accruals	115,850	-
Valuation allowance	$(7,442,957)	$(7,087,118)
	$-	$-

The Company's deferred tax assets consist primarily of net operating loss (“NOL”) carry forwards of approximately 7,327,000 and $7,087,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $21.8 million and $19.6 million, respectively. At December 31, 2011, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $21 million and $19.8 million, respectively. Federal and California NOL's have begun to expire and fully expire in 2031 and 2021, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State purposes they expire in five years, beginning in 2012.

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

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2008 through 2012 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2012 and currently does not have any ongoing tax examinations.

In addition, the Company is not current in their federal and state income tax filings prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

NOTE 12 – SUBSEQUENT EVENTS

On December 21, 2012, the Company signed a convertible note of $32,500 with Asher Enterprises, Inc, however this note did not fund until January 3, 2013. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of September 26, 2013. The convertible promissory note is convertible into shares of the Company’s common stock after six months as disclosed in Note 5.

On February 11, 2013, the Company signed a convertible note of $53,000 with Asher Enterprises, Inc. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of November 13, 2013. The convertible promissory note is convertible into shares of the Company’s common stock after six months with similar terms to notes disclosed in Note 5.

On July 31, 2012, the Company borrowed $63,500, under a short-term convertible note with a third party. Under the terms of the agreement, the note incurs interest at 8% per annum and is due on March 28, 2013. Subsequent to December 31, 2012, the holder converted $50,000 of this note into 1,116,676 shares of common stock. See Note 5 for more information on the conversion features of the notes.

On February 26, 2013, BlueFire Renewables, Inc. (the “Company”) received notice that the Orange County Superior Court (the “Court”) issued a Minute Order (the “Order”) in connection with certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants (the “Warrants”) issued by the Company (See Notes 7 and 9). Pursuant to the Order, the Court ruled in favor of the shareholders on the two claims, finding that the Warrants contain certain anti-dilution protective provisions which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00. No final judgment has been entered. The Company is currently reviewing the Order and exploring all of its options including an appeal, if necessary.

