Form 10-Q
period 2013-03-31
Bluefire Renewables, Inc.
filed 2013-05-20
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 15, 2013, there were 35,309,115 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$31,204	$59,603
Accounts receivable	5,558	3,538
Costs of financing	2,478	25,644
Prepaid expenses	15,532	8,952
Total current assets	54,772	97,737

Property, plant and equipment, net of accumulated depreciation of $104,693 and $103,159, respectively	1,252,240	1,218,314
Total assets	$1,307,012	$1,316,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,152,469	$1,080,056
Accrued liabilities	753,294	595,760
Convertible notes payable, net of discount of $9,371 and $41,502, respectively	427,179	359,498
Line of credit, related party	15,230	15,230
Note payable to a related party	200,000	200,000
Derivative liability	92,600	-
Outstanding warrant liability - current	-	-
Total current liabilities	2,640,772	2,250,544

Derivative liability	-	59,949
Outstanding warrant liability	8,481	22,600
Total liabilities	2,649,253	2,333,093

Redeemable noncontrolling interest	847,888	849,945

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,783,213 and 33,591,538 shares issued; and 34,751,042 and 33,559,366 outstanding, as of March 31, 2013 and December 31, 2012, respectively	34,783	33,591
Additional paid-in capital	14,949,943	14,847,401
Committed shares to be issued; 5,740,741 shares at March 31, 2013 and December 31, 2012, respectively	803,704	803,704
Treasury stock at cost, 32,172 shares at March 31, 2013 and December 31, 2012	(101,581)	(101,581)
Deficit accumulated during the development stage	(17,876,978)	(17,450,102)
Total stockholders’ deficit	(2,190,129)	(1,866,987)

Total liabilities and stockholders’ deficit	$1,307,012	$1,316,051

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31,	For the Three Months ended March 31,	From March 28, 2006 (inception) Through March 31,
	2013	2012	2013

Revenues:
Consulting fees	$2,020	$61,900	$285,980
Department of Energy grant revenue	66,111	4,867	6,684,441
Department of Energy - unbilled grant revenue	-	-	197,041
Total revenues	68,131	66,767	7,167,462

Cost of revenue
Consulting revenue	-	-	61,391
Gross Margin	68,131	66,767	7,106,071

Operating expenses:
Project development, including stock based compensation of $0, $0, and $4,468,490, respectively	118,387	138,587	19,525,336
General and administrative, including stock based compensation of $9,075, $160,874, and $6,481,619, respectively	222,339	374,740	18,288,239
Related party license fee	-	-	1,000,000
Total operating expenses	340,726	513,327	38,813,575

Operating loss	(272,595)	(446,560)	(31,707,504)

Other income and (expense):
Other income	-	-	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	(39,678)	(1,160)	(849,464)
Interest expense	(98,486)	-	(450,231)
Related party interest expense	(457)	(871)	(174,670)
Loss on extinguishment of debt	-	-	(2,818,370)
Loss on warrant modification	-	-	(803,704)
Gain on settlement of accounts payable and accrued liabilities	-	-	45,811
Deobligation of Department of Energy billings in excess of estimated earnings	-	-	354,000
Gain (Loss) from change in fair value of warrant liability	14,119	(104,595)	2,958,935
Gain (Loss) from change in fair value of derivative liability	(30,731)	-	70,890
Loss on the retirements of warrants	-	(386)	(146,718)
Total other income and (expense)	(155,233)	(107,012)	(1,768,886)

Loss before income taxes	(427,828)	(553,572)	(33,476,390)
Provision for income taxes	(1,105)	(825)	(86,653)
Net loss	$(428,933)	$(554,397)	$(33,563,043)

Net loss attributable to noncontrolling interest	(2,057)	(2,951)	(14,613)
Net loss attributable to controlling interest	$(426,876)	$(551,446)	$(33,548,430)
Basic and diluted loss per common share	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	33,906,109	32,301,100

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From March 28, 2006 (inception) Through March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(428,933)	$(554,397)	$(33,563,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in the fair value of warrant liability	(14,119)	104,595	(2,958,935)
Gain (Loss) from change in fair value of derivative liability	30,731	1,546	(70,890)
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	-	83,736
Debt issuance costs for rejected loan guarantees	-	-	583,634
Gain on settlement of accounts payable and accrued liabilities	-	-	(45,811)
Loss on warrant modification	-	-	803,704
Share-based compensation	9,075	11,250	11,722,416
Unrealized Department of Energy unbilled receivables	-	-	20,116
Amortization	107,425	-	412,150
Depreciation	1,533	3,813	105,049
Changes in operating assets and liabilities:
Accounts receivable	(2,020)	-	(5,558)
Department of Energy unbilled grant receivable	-	21,248	42,183
Department of Energy grant receivable	-	-	-
Prepaid expenses and other current assets	(6,579)	(9,919)	(15,533)
Accounts payable	72,413	217,247	1,193,785
Accrued liabilities	157,534	191,424	732,666
Net cash used in operating activities	(72,940)	(13,193)	(17,137,565)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	(35,459)	(41,566)	(1,093,810)
Net cash used in investing activities	(35,459)	(41,566)	(1,311,446)

Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	35,000	14,745,000
Proceeds from convertible notes payable	80,000	300,000	2,975,500
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	-	335,230
Repayment from related party line of credit/notes payable	-	-	(120,000)
Debt issuance costs	-	(84,800)	(658,434)
Retirement of warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by financing activities	80,000	250,200	18,480,215

Net increase (decrease) in cash and cash equivalents	(28,399)	195,441	31,204

Cash and cash equivalents beginning of period	59,603	15,028	-

Cash and cash equivalents end of period	$31,204	$210,469	$31,204

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$-	$-	$67,224
Income taxes	$-	$-	$27,100

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$50,000	$-	$2,050,000
Interest converted to common stock	$-	$-	$55,569
Fair value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$83,736
Discount on related party note payable	$-	$-	$45,842
Accretion of redeemable noncontrolling interest	$-	$-	$279,570
Derivative liability reclassed to additional paid-in capital	$44,649	$-	$44,649

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

Going Concern

The Company is a development-stage company which has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with a reverse merger, loans from its majority shareholder, the private placement of the Company's common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements from 2009 through the present. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2013, the Company has negative working capital of approximately $2,586,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, as well as seek additional funding in the form of equity or debt. However, the Company's ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs. As of May 15, 2013, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

As of December 31, 2010, the Company completed the detailed engineering on our proposed fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of December 31, 2012, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. However, as additional capital and/or cost share funds become available, additional work may be completed, such as retaining wall construction, utility infrastructure placement, and the preparation of construction staging areas.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project until financing for the construction of the Fulton plant is obtained, however the Company has continued to improve and modify plans to for construction in contemplation of different configurations that would be advantageous for potential investors.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company's future cellulose-to-ethanol production facilities. During three months ended March 31, 2013 and 2012 and for the period from March 28, 2006 (Inception) to March 31, 2013, research and development costs included in Project Development were approximately $118,000, $139,000, and $15,057,000, respectively.

Convertible Debt

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470 “Debt with Conversion and Other Options”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.

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

The Company accounts for modifications of its BCF’s in accordance with ASC 470-50 “Modifications and Extinguishments”. ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

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

In connection with the issuance of common stock for gross proceeds of $15,500,000 in December 2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act. The Company filed that registration statement on December 18, 2007 and as required under the registration rights agreement had the registration statement declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2009 and in so doing incurred no liquidated damages. As of March 31, 2013 and 2012, the Company does not believe that any liquidated damages are probable and thus no amounts have been accrued in the accompanying financial statements.

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

Fair Value of Financial Instruments

The Company follows the guidance of ASC 820 – "Fair Value Measurement and Disclosure". Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 financial instruments at March 31, 2013 or December 31, 2012.

As of March 31, 2013, the Company’s warrant liability and derivative liability are considered level 2 items, see Note 5.

As of March 31, 2013 and December 31, 2012 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during and changed during the three months ended March 31, 2013 as follows.

Balance at December 31, 2012	$849,945
Net loss attributable to noncontrolling interest	(2,057)
Balance at March 31, 2013	$847,888

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2013 and 2012, the Company had 0 and 1,229,659 options and 928,571 and 7,115,265 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss.

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

Redeemable - Noncontrolling Interest

Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside permanent equity. As these redeemable noncontrolling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”. All redeemable noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net loss available to the Company. The Company accretes the redemption value of the redeemable noncontrolling interest over the redemption period using the straight-line method.

New Accounting Pronouncements

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

As of May 15, 2013, the Company has received reimbursements of approximately $ 10,458,000 under these awards.

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of approximately $87,560,000, and through May 15, 2013, we have an unreimbursed amount of approximately $76,736,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 28, 2012 the Company entered into a $300,000 promissory note with a third party. See Note 9 for additional information.

On July 31, 2012, the Company issued a convertible note of $63,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of May 2, 2013. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. The Company determined that since the conversion price is variable and does not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan, which commenced on approximately January 27, 2013. See below for assumptions used in valuing the derivative liability. As of March 31, 2013, $50,000 in principal has been converted, and $13,500 plus interest of $2,540 remained outstanding. As of May 15, 2013, all amounts outstanding in relation to this note have been converted to equity.

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

On February 11, 2013, the Company agreed to a convertible note of $53,000 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of November 13, 2013. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $47,000, resulting in a discount to the note. The discount is being amortized over the term of the note. During the three months ended March 31, 2013, $41,425 of the discount was amortized to interest expense, with $5,124 remaining unamortized discount.

Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the three months ended March 31, 2013, the holder of the convertible notes converted $50,000 of principal into common stock. The derivative liability of approximately $47,000 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of March 31, 2013, the derivative liability associated with this note was valued at approximately $13,000. The Company used the following inputs to the Black-Shcoles pricing model for each valuation.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature at each conversion event. The Company revalued the conversion feature at March 31, 2013 in the same manor with the inputs listed below and recognized a loss on the change in fair value of the derivative liability on the accompanying statement of operations of $10,345.

	March 31, 2013	March 18, 2013	March 4, 2013	February 19, 2013	January 27, 2013
Annual dividend yield	-	-	-	-	-
Expected life (years)	0.09	0.12	0.16	0.20	0.26
Risk-free interest rate	0.07%	0.07%	0.11%	0.12%	0.08%
Expected volatility	120.44%	107.81%	97.80%	61.34%	65.21%

In addition, fees paid to secure the convertible debt were accounted for as deferred financing costs and capitalized in the accompanying balance sheet. The deferred financing costs are being amortized over the term of the notes. As of March 31, 2013, the Company amortized $1,966 with $2,478 in deferred financing costs remaining.

NOTE 5 - OUTSTANDING WARRANT LIABILITY

As a result of adopting ASC 815 "Derivatives and Hedging" effective January 1, 2009, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an exercise price of $2.90; 5,962,563 warrants were set to expire in December 2012 and 1,000,000 expired August 2010 (See Note 6). As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

In connection with the 5,962,963 warrants set to expire in December 2012, the Company recognized gains of approximately $0, $18,000, and $2,516,000 from the change in fair value of these warrants during the quarter ended March 31, 2013 and 2012 and the period from Inception to March 31, 2013. As of December 31, 2012 none of these warrants remained outstanding.

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

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. These warrants either expired or were exercised in 2012 and accordingly no revaluation was necessary as of March 31, 2013 or December 31, 2012. See Note 9.

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

	March 31,	December 31,
	2013	2012
Annual dividend yield	-	-
Expected life (years) of	2.80	3.05
Risk-free interest rate	0.36%	0.72%
Expected volatility	124.29%	116.79%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of approximately $14,000, $(86,000), and $117,000 during the three months ended March 31, 2013 and 2012, and for the period from Inception to March 31, 2013.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, and $338,900, during the three months ended March 31, 2013 and 2012 and the period from March 28, 2006 (Inception) to March 31, 2013, respectively.

The Company is not current on lease payments due to Itawamba County, and as of March 31, 2013, we were in technical default of the lease due to non-payment. Accordingly, approximately $236,700 has been accrued in accounts payable in the accompanying consolidated balance sheet. The Company is in constant communication with Itawamba County officials, and we are working on alternative mechanisms for payment of the outstanding amounts due. The Company does not believe there is a significant risk that Itawamba County will void the lease for non-payment. As of May 15, 2013, we have not received a notice of default.

Legal Proceedings

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

The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. However, as of May 15, 2013, the Company has not issued these shares, but is required to do so based on current information from the Court, the shareholders raising the claim and the related exercise of these warrants in December 2012. The Company has valued the shares based on their market price on the date the warrants were exercised. As such, the consolidated statement of operations reflects the required issuance of $803,704 as a warrant modification expense which is reflected as shares committed to be issued on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Other than the above, we are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations, other than as disclosed below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect, other than as disclosed below.

On March 7, 2013, the shareholders making claims provided their request for judgment based on the Order received, which has been initially refused by the Court via a second minute order received by the Company on April 8, 2013. On April 15, 2013, the Company’s counsel submitted a proposed judgment to the Court as per the Courts request. While the Company believes that the original Order did not provide for monetary damages and will vigorously defend such, the ultimate resolution of this matter, which is expected to occur within one year, is uncertain. If an unfavorable outcome is rendered, it is expected that monetary damages, if any, could potentially be absorbed by the Company’s Directors and Officers insurance policy in full, at no additional loss to the Company. However, facts and circumstances may change based on future claims, filings, and appeals, if any, and accordingly, no assurances can be made. The Company is currently reviewing the Order and exploring all of its options including an appeal, if necessary. See Note 9 in the accompanying notes to consolidated financial statements for additional information.

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three months ended March 31, 2013 and 2012, and for the period from March 28, 2006 (Inception) to March 31, 2013, the Company amortized the discount to interest expense of approximately $0, $0, and $83,736, respectively.

During the three months ended March 31, 2013 and 2012, and for the period from March 28, 2006 (Inception) to March 31, 2013, the Company recognized interest expense of approximately $0, $0, and $30,000, respectively.

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

Net loss attributable to the redeemable noncontrolling interest during for the three months ended March 31, 2013 and 2012 and for the period from Inception to March 31, 2013 was $2,057, $2,951, and $14,613, respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the statement of operations.

NOTE 9 -STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three months ended March 31, 2013 and 2012, and for the period from March 28, 2006 (Inception) to March 31, 2013, the Company recognized stock-based compensation, including consultants, of approximately $9,100, $11,250, and $6,482,000 to general and administrative expenses and $0, $0, and $4,468,000 to project development expenses, respectively. There is no additional future compensation expense to record as of March 31, 2013 based on the previous awards.

Shares Issued for Services

During the three months ended March 31, 2013, the Company issued 75,000 shares of common stock for legal services provided. In connection with this issuance the Company recorded $9,075 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

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

During the three months ended March 31, 2013 and 2012 and the period from Inception to March 31, 2012 the Company drew $0, $35,000, and $385,000 on the Purchase Agreement.

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

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs in the accompanying balance sheet as of March 31, 2012, along with other costs incurred as part Equity Facility and the Convertible Note described below. Additional costs related to the Equity Facility and paid from the funds of the Convertible Note described below, were approximately $60,000. Aggregate costs of the Equity Facility were $170,000. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs The deferred financings costs related to the Equity Facility were amortized over one (1) year on a straight-line basis. The Company believed this accelerated amortization, which is less than the two year Equity Facility term, was appropriate based on substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, the Company determined that it was not probable the Registration Statement would become effective under the original structure of the agreement and accordingly, wrote off all remaining deferred financing costs related to the Equity Agreement. Amortization of the deferred financing costs during the quarter ended March 31, 2013 was $0.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. Amortization of the deferred financing costs during the quarter ended March 31, 2013 and 2012 was approximately $38,600 and $0, respectively. As of March 31, 2013, there were no remaining deferred financing costs.

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

The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount was accreted back to the face value of the note over the note term.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be $161,570 at the notes inception. The Company revalued the conversion feature at March 31, 2013 in the same manor with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of $137,000.

	March 31, 2013	December 31, 2012	March 28, 2012
Annual dividend yield	-	-	-
Expected life (years)	0.01	0.24	1.00
Risk-free interest rate	0.04%	0.16%	0.19%
Expected volatility	120.44%	76.50%	119.00%

Warrants Exercised

Some of our warrants contain a provision in which the exercise price is to be adjusted for future issuances of common stock at prices lower than their current exercise price.

In 2012, certain shareholders’ owning an aggregate of 5,740,741 warrants made claims of the Company that the exercise price of their warrants should have been adjusted due to a certain issuance of common shares by the Company (see Note 6). The Company believed that said issuance would not trigger adjustment based on the terms of the respective agreements.

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

In addition, the new warrant liability was valued immediately after the modification but prior to the exercise by the Shareholders with the new value being recognized through earnings. The “new” warrants have a fixed price, fixed number of shares, and effectively no ratchet provision based on the court order. There are no circumstances at this time that would require or allow for net cash settlement. As such, the warrants qualify for equity accounting under ASC 815. The Company valued the warrants with new terms at approximately $804,000 based on the fair value of the Company’s common stock on December 4, 2012 ($0.14) as it was considered an immediate exercise and therefore, the value of the shares was known on the date of exercise. As of May 15, 2013, the Company has not issued these shares, but is required to do so based on the current information from the Court, the shareholders raising the claim, and the shareholders’ exercise notice which is deemed correct based on the subsequent Order. Accordingly, the warrants are considered committed shares to be issued in the consolidated balance sheets.

NOTE 10 -SUBSEQUENT EVENTS

On July 31, 2012, the Company borrowed $63,500, under a short-term convertible note with a third party. Under the terms of the agreement, the note incurs interest at 8% per annum and was due on March 28, 2013. Subsequent to March 31, 2013, the holder converted the remaining $13,500 principal and accrued interest theron into 525,906 shares of common stock. See Note 4 for more information on the conversion features of the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our initial planned biorefineries in North America are projected as follows:

Our initial planned bio-refineries in North America are projected as follows:

☐	A bio-refinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees the project on hold until we receive the funding to construct the facility. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated below, and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees this project on hold until we receive the funding to construct the facility. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

☐	A bio-refinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed, although the Company was not notified until after our September 30, 2012 quarterly report was filed. As of March 31, 2013, BlueFire has been reimbursed approximately $10,458,000 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of March 31, 2013, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

☐	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2013.

☐	In February of 2012, SurceSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2013, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. This year’s anticipated work product and additional services will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategy for its planned bio-refineries are as follows:

☐	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

☐	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill, although initial attempts have been unsuccessful.

☐	Utilize proceeds from reimbursements under the DOE contract.

☐	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

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

* Electrical Equipment List

* Line List

* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of March 31, 2013, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue

Revenues for the three months ended March 31, 2013 and 2012, were approximately $68,000 and $67,000, respectively. Revenue in 2013 was primarily related to federal grant revenue from the DOE, whereas 2012 revenue was primarily from consulting fees. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was due to allocation of employee time between project costs, and an increase in the company’s indirect billing rate during 2013, net of a reduction in consulting fees.

Project Development

For the first quarter in 2013, our project development costs were approximately $118,000, compared to project development costs of $139,000 for the same period during 2012. The decrease in project development costs is mainly due to the decrease in operating activities due to limited capital resources available to us in the first quarter of 2013 versus the same period in 2012.

General and Administrative Expenses

General and administrative expenses were approximately $222,000 for the first quarter of 2013, compared to $375,000 for the same period in 2012. The decrease in general and administrative costs is mainly due to further reduced non-critical operations at the end of fiscal 2012 to conserve working capital.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses. As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of March 31, 2013, we had cash and cash equivalents of approximately $31,000. As of May 15, 2013, we had cash and cash equivalents of approximately $30,000.

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

On July 31, 2012, the Company borrowed $63,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on May 2, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement. Subsequent to March 31, 2013, this note and all accrued interest has been converted into common stock.

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

On February 11, 2013, the Company borrowed $53,000 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on November 13, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt and equity instruments, our equity purchase agreement consummated with LPC in January 2011, and the TCA Global Credit Master Fund, LP in March 2012, assuming the conditions under the purchase agreements are satisfied (as discussed herein). The Company's ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of May 15, 2013, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisims, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that these general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the three months ended March 31, 2013 and 2012, we used cash of approximately $73,000 and $13,000 in operating activates. During the 2013 period we had a net loss of approximately $429,000, which was offset by non-cash charges of approximately $135,000 and operating assets and liabilities of approximately $221,000. During the 2012 period, we had a net loss of approximately $554,000, which included non-cash charges of approximately $121,000 for net gains in non-cash activity and approximately $420,000 in increases to operating assets and liabilities. The decrease in cash used in operating activities is a reflection of limited cash resources during the 2013 period.

During the three months ended March 31, 2013, we invested approximately $35,000 net of DOE reimbursements in construction activities at our Fulton Project, compared with $42,000, net of DOE reimbursements in the similar period in 2012. This decrease was due to the decrease in engineering activities during 2013 compared to 2012.

During the three months ended March 31, 2013, we had positive cash flow from financing activities of approximately $80,000 compared to approximately $250,000 for the same period in 2012. During the three months ended March 31, 2013 period, we received no net proceeds from LPC for shares of the Company’s common stock, as compared to approximately $35,000 in the same period in 2012. The decrease was due to the Company not drawing down on the LPC Agreement. We received gross proceeds from various convertible note transactions of approximately $80,000, and paid debt issuance costs of approximately $0, during the three months ended March 31, 2013, as compared to $300,000 in convertible note proceeds and $84,800 in debt issuance costs in the same period in 2012.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Other than as disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4 there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10Q, the Company was in default with regard to its payment obligations, on a convertible note issued in favor of TCA on March 28, 2012, in the aggregate principal amount of $300.000.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

BLUEFIRE RENEWABLES, INC.

Date: May 20, 2013	By:	/s/ Arnold Klann
Name: Arnold Klann
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

