Form 10-Q
period 2013-06-30
Bluefire Renewables, Inc.
filed 2013-08-19
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 19, 2013, there were 46,300,012 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$15,165	$59,603
Accounts receivable	96,832	3,538
Costs of financing	1,031	25,644
Prepaid expenses	13,560	8,952
Total current assets	126,588	97,737

Property, plant and equipment, net of accumulated depreciation of $105,148 and $103,159, respectively	1,212,433	1,218,314
Total assets	$1,339,021	$1,316,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,208,049	$1,080,056
Accrued liabilities	466,860	595,760
Convertible notes payable, net of discount of $19,400 and $41,502, respectively	398,600	359,498
Line of credit, related party	15,230	15,230
Note payable to a related party	200,000	200,000
Derivative liability	42,488	59,949
Total current liabilities	2,331,227	2,310,493

Outstanding warrant liability	745	22,600
Total liabilities	2,331,972	2,333,093

Redeemable non-controlling interest	847,203	849,945

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,571,975 and 33,591,538 shares issued; and 37,539,804 and 33,559,366 outstanding, as of June 30, 2013 and December 31, 2012, respectively	37,572	33,591
Additional paid-in capital	15,043,722	14,847,401
Committed shares to be issued; 5,740,741 shares at June 30, 2013 and December 31, 2012, respectively	803,704	803,704
Treasury stock at cost, 32,172 shares at June 30, 2013 and December 31, 2012	(101,581)	(101,581)
Deficit accumulated during the development stage	(17,623,571)	(17,450,102)
Total stockholders’ deficit	(1,840,154)	(1,866,987)

Total liabilities and stockholders’ deficit	$1,339,021	$1,316,051

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012	From March 28, 2006 (Inception) Through June 30, 2013

Revenues:
Consulting fees	$-	$30,000	$2,020	$91,900	$285,980
Department of Energy grant revenue	551,828	206,944	617,939	211,811	7,236,269
Department of Energy - unbilled grant revenue	-	-	-	-	197,041
Total revenues	551,828	236,944	619,959	303,711	7,719,290

Cost of revenue
Consulting revenue	-	-	-	-	61,391
Gross margin	551,828	236,944	619,959	303,711	7,657,899
Operating expenses:
Project development, including stock based compensation of $0, $0, $0, $0, and $4,468,490, respectively	128,301	152,686	246,688	291,273	19,653,637
General and administrative, including stock based compensation of $0, $33,000, $9,075, $44,000, and $6,481,619	176,263	303,668	398,602	678,408	18,464,502
Related party license fee	-	-	-	-	1,000,000
Total operating expenses	304,564	456,354	645,290	969,681	39,118,139

Operating income (loss)	247,264	(219,410)	(25,331)	(665,970)	(31,460,240)

Other income and (expense):
Other income	-	-	-	-	256,295
Financing related charge	-	-	-	-	(211,660)
Amortization of debt discount	(44,513)	(89,093)	(125,616)	(90,253)	(935,402)
Interest expense	(19,386)	-	(76,447)	-	(428,192)
Related party interest expense	(462)	(219)	(919)	(1,090)	(175,132)
Loss on extinguishment of debt	-	-	-	-	(2,818,370)
Loss on warrant modification	-	-	-	-	(803,704)
Gain on settlement of accounts payable and accrued liabilities	-	-	-	-	45,811
Deobligation of Department of Energy billings in excess of estimated earnings	-	-	-	-	354,000
Gain / (loss) from change in fair value of warrant liability	7,736	99,150	21,855	(5,445)	2,966,671
Gain from change in fair value of derivative liability	90,236	25,002	59,505	24,616	161,126
Loss on excess of derivative over face value	(28,507)	-	(28,507)	-	(28,507)
Loss on the retirements of warrants	-	-	-	-	(146,718)
Total other income and (expense)	5,104	34,840	(150,129)	(72,172)	(1,763,782)

Income (loss) before income taxes	252,368	(184,570)	(175,460)	(738,142	(33,224,022)
Provision for income taxes	355	-	(751)	(825)	(86,298)
Net income (loss)	$252,723	$(184,570)	$(176,211)	$(738,967)	$(33,310,320)

Net income (loss) attributable to non-controlling interest	(685)	409	(2,742)	(2,542)	(15,297)
Net income (loss) attributable to controlling interest	$253,408	$(184,979)	$(173,469)	$(736,425)	$(33,295,023)
Basic and diluted loss per common share	$0.01	$(0.01)	$(0.00)	$(0.02)
Weighted average common shares outstanding, basic and diluted	35,699,485	32,739,430	34,807,751	32,521,594

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	From March 28, 2006 (Inception) Through
	June 30, 2013	June 30, 2012	June 30, 2013

Cash flows from operating activities:
Net loss	$(176,211)	$(738,967)	$(33,310,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	(21,855)	5,445	(2,966,671)
Change in fair value of derivative liability	(59,505)	16,937	(161,126)
Loss on excess fair value of derivative liability	28,507	-	28,507
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	-	83,736
Debt issuance costs for rejected loan guarantees	-	-	583,634
Gain on settlement of accounts payable and accrued liabilities	-	-	(45,811)
Loss on warrant modification	-		803,704
Share-based compensation	9,075	43,912	11,722,416
Unrealized Department of Energy unbilled receivables	-	-	20,116
Amortization	154,439	-	459,164
Depreciation	1,989	56,230	105,505
Changes in operating assets and liabilities:
Accounts receivable	(93,294)	(30,000)	(96,832)
Department of Energy unbilled grant receivable	-	187,454	42,183
Prepaid expenses and other current assets	(4,608)	(6,164)	(13,561)
Accounts payable	127,993	294,245	1,249,363
Accrued liabilities	(124,860)	(45,319)	450,272
Net cash used in operating activities	(158,330)	(216,227)	(17,223,955)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	3,892	41,001	(1,054,459)
Net cash used in investing activities	3,892	41,001	(1,272,095)

Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	35,000	14,745,000
Proceeds from convertible notes payable	110,000	300,000	3,005,500
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	-	335,230
Repayment of related party line of credit/notes payable	-	(4,000)	(120,000)
Debt issuance costs	-	(84,800)	(658,434)
Retirement of warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by financing activities	110,000	246,200	18,510,215

Net increase (decrease) in cash and cash equivalents	(44,438)	70,974	15,165

Cash and cash equivalents beginning of period	59,603	15,028	-

Cash and cash equivalents end of period	$15,165	$86,002	$15,165

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$-	$-	$61,445
Income taxes	$751	$-	$27,851

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$101,000	$-	$2,101,000
Interest converted to common stock	$4,040	$-	$59,609
Fair value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$45,842
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable non-controlling interest	$-	$-	$112,500
Derivative liability reclassed to additional paid-in capital	$86,187	$-	$86,187

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

Going Concern

The Company is a development-stage company which has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with a reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, and Department of Energy reimbursements from 2009 through the present. The Company may encounter difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of June 30, 2013, the Company has negative working capital of approximately $2,205,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, as well as seek additional funding in the form of equity or debt. However, the Company’s ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs. As of August 19, 2013, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated below, and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in prior years. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees this project on hold until we receive the funding to construct the facility.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012. The results of operations for the three and six-months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

During the three months ended March 31, 2013, the Company included $41,425 related to the amortization of debt discount in interest expense rather than amortization of debt discount in the statement of operations. The classification has been corrected for the presentation of the three and six months ended June 30, 2013 in the accompanying statement of operations. There was no effect on net income or earnings per share for the three months ended March 31, 2013 due to the reclassification.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiaries, BlueFire Ethanol, Inc., and Sucre Source LLC. BlueFire Ethanol Lancaster, LLC, and BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold) are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During three and six-months ended June 30, 2013 and 2012, and for the period from March 28, 2006 (Inception) to June 30, 2013, research and development costs included in Project Development were approximately $128,000, $153,000, $247,000, $291,000, and $15,185,000, respectively.

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

In connection with the Company signing the $10,000,000 Purchase Agreement with LPC, the Company was required to file a registration statement related to the transaction with the SEC covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement, and the registration statement was to be declared effective by March 31, 2011. The registration statement was declared effective on May 10, 2011, without any penalty, and LPC did not terminate the Purchase Agreement.

In connection with the Company signing the $2,000,000 Equity Facility with TCA on March 28, 2012, the Company agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC“) covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it has yet to be declared effective. The Company is working with TCA to resolve this issue. There has been no accrual for any penalties as it relates to the Equity Facility Registration Rights Agreement. The penalty for filing to get the registration statement effective is capped at $20,000, and the Company believes that any penalty is remote as the terms of the TCA Agreement, when combined with the debt portion of financing from TCA, both of which were provided by TCA, prevent us from having it declared effective.

Fair Value of Financial Instruments

The Company follows the guidance of ASC 820 – “Fair Value Measurement and Disclosure”. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 financial instruments at June 30, 2013 or December 31, 2012.

As of June 30, 2013, the Company’s warrant liability and derivative liability are considered level 2 items, see Notes 4 and 5.

As of June 30, 2013 and December 31, 2012 the Company’s redeemable non-controlling interest is considered a level 3 item and changed during the six months ended June 30, 2013 as follows.

Balance at December 31, 2012	$849,945
Net loss attributable to non-controlling interest	(2,742)
Balance at June 30, 2013	$847,203

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

Income (loss) per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2013 and 2012, the Company had 0 and 1,229,659 options and 928,571 and 7,115,265 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss in certain of the periods presented.

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

Redeemable - Non-controlling Interest

Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside permanent equity. As these redeemable non-controlling interests provide for redemption features not solely within the control of the issuer, we classify such interests outside of permanent equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”. All redeemable non-controlling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net loss available to the Company. The Company accreted the redemption value of the redeemable non-controlling interest over the redemption period using the straight-line method.

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

As of August 19, 2013, the Company has received reimbursements of approximately $11,220,000 under these awards.

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consist of a total reimbursable amount of approximately $87,560,000, and through August 19, 2013, we have an unreimbursed amount of approximately $76,069,000 available to us under the awards. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

In June 2011, it was determined that the Company had received an over payment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The over payment was a result of estimates made on the indirect rate during the reimbursement process over the course of the award. As of September 12, 2012 Award 1 was officially closed and the over payment was deobligated. The Company was notified of the deobligation in the fourth quarter of 2012.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 28, 2012 the Company entered into a $300,000 promissory note with a third party. See Note 9 for additional information.

On July 31, 2012, the Company issued a convertible note of $63,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company was to repay any principal balance and interest, at 8% per annum at maturity date of May 2, 2013. The Company had the option to prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock after six months. The conversion price was calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. The Company determined that since the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon the ability to convert the loan, which commenced on approximately January 27, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $47,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. During the six months ended June 30, 2013, all of the discount was amortized to interest expense, with no remaining unamortized discount. See below for assumptions used in valuing the derivative liability. As of June 30, 2013, all amounts outstanding in relation to this note have been converted to equity.

On October 11, 2012, the Company issued a convertible note of $37,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company was to repay any principal balance and interest, at 8% per annum at maturity date of July 15, 2013. The Company had the option to prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock after six months. The conversion price was calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability upon the ability to convert the loan, which commenced on approximately April 9, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $66,000, resulting in a discount to the note and an additional day one charge of $28,507 for the excess value of the derivative liability over the face value of the note. The excess value was recognized as an expense in the accompanying statement of operations. The discount was being amortized over the term of the note. During the six months ended June 30, 2013, all $37,500 of the discount was amortized to interest expense as the note was fully converted, with no remaining unamortized discount. See below for assumptions used in valuing the derivative liability.

On December 21, 2012, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc, which was funded and effective in January 2013. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of September 26, 2013. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability upon the ability to convert the loan, which commenced on approximately June 19, 2013. See below for assumptions used in valuing the derivative liability. Subsequent to June 30, 2013, $27,000 in principal has been converted, and $5,500 plus accrued interest remain outstanding.

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

On June 13, 2013, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of March 17, 2014. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

Upon conversion of all or a portion of the convertible notes, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the derivative liability associated with the principal converted credited to additional paid-in capital. During the six months ended June 30, 2013, the holder of the convertible notes converted $101,000 of principal plus accrued interest thereon, into 3,186,119 shares of common stock. Derivative liability of approximately $86,000 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of June 30, 2013, the derivative liability associated with the remaining associated notes was valued at approximately $42,000. The Company used the following inputs to the Black-Scholes pricing model for each valuation.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature at inception of the conversion feature and at each conversion event. The Company revalued the conversion feature at June 30, 2013 in the same manor with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of $90,236.

During the six months ending June 30, 2013, the range of inputs used to calculate derivative liabilities noted above were as follows:

Six months ending
June 30, 2013
Annual dividend yield	-
Expected life (years)	0.01 - 0.27
Risk-free interest rate	0.04 - 0.12%
Expected volatility	61.34 - 134.92%

In addition, fees paid to secure the convertible debt were accounted for as deferred financing costs and capitalized in the accompanying balance sheet or considered and on-issuance discount to the notes. The deferred financing costs and discounts, as applicable, are being amortized over the term of the notes. As of June 30, 2013, the Company amortized approximately $25,000 with $1,000 in deferred financing costs remaining. As of June 30, 2013, the Company’s remaining convertible notes outstanding include on-issuance discounts totaling $8,000 of which approximately $3,376 has been charged to amortization of debt discount. Unamortized debt discount of $19,400 remains as of June 30, 2013.

NOTE 5 – OUTSTANDING WARRANT LIABILITY

As a result of adopting ASC 815 “Derivatives and Hedging” effective January 1, 2009, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an exercise price of $2.90; 5,962,563 warrants were set to expire in December 2012 and 1,000,000 expired August 2010 (See Note 6). As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

In connection with the 5,962,563 warrants that expired in December 2012, the Company recognized gains of approximately $0, $19,000, $0, $1,000, and $2,516,000 from the change in fair value of these warrants during the three and six-months ended June 30, 2013 and 2012 and the period from Inception to June 30, 2013. As of December 31, 2012 none of these warrants remained outstanding.

On October 19, 2009, the Company cancelled 673,200 warrants for $220,000 in cash. These warrants were part of the 1,000,000 warrants issued in August 2007, and were set to expire August 2010.

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. These warrants either expired or were exercised in 2012 and accordingly no revaluation was necessary as of June 30, 2013 or December 31, 2012. See Note 9.

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

	June 30, 2013	December 31, 2012
Annual dividend yield	-	-
Expected life (years) of	2.55	3.05
Risk-free interest rate	0.51%	0.72%
Expected volatility	111.85%	116.79%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of approximately $7,800, $80,000, $22,000, ($6,000), and $125,000 from the change in fair value of these warrants during three and six-months ended June 30, 2013 and 2012, and for the period from Inception to June 30, 2013.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $61,800, $61,800, and $369,800 during the three and six-months ended June 30, 2013 and 2012 and the period from March 28, 2006 (Inception) to June 30, 2013, respectively.

The Company is not current on lease payments due to Itawamba County, and as of June 30, 2013, we were in technical default of the lease due to non-payment. Accordingly, approximately $267,600 has been accrued in accounts payable in the accompanying consolidated balance sheet. The Company is in constant communication with Itawamba County officials, and we are working on alternative mechanisms for payment of the outstanding amounts due. The Company does not believe there is a significant risk that Itawamba County will void the lease for non-payment. As of August 19, 2013, we have not received a notice of default.

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

The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. As of June 30, 2013, the Company had not issued these shares, but was required to do so based on the information from the Court, the shareholders raising the claim, and the shareholders’ exercise notice which is deemed correct based on the Order, and on August 2, 2013, the Company issued the 5,740,741 shares underlying the Warrants.

On March 7, 2013, the shareholders making claims provided their request for judgment based on the Order received, which has been initially refused by the Court via a second minute order received by the Company on April 8, 2013. On April 15, 2013, the Company’s counsel submitted a proposed judgment to the Court as per the Courts request, which followed the Order and provided for no monetary damages against the Company. On May 14, 2013, this proposed judgment was approved by the Court (“Judgment”).

On June 20, 2013, the Company filed motions to vacate the Judgment, a motion for a new trial, and a motion to stay enforcement of the Judgment, all of which were denied on June 27, 2013.

On August 2, 2013, pursuant to the exercise notice of the Warrants, and the Order, the Company issued 5,740,741 shares to certain shareholders. See Note 9 in the accompanying notes to consolidated financial statements for additional information.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three and six-months ended June 30, 2013 and 2012, and for the period from March 28, 2006 (Inception) to June 30, 2013, the Company amortized the discount to interest expense of approximately $0, $0, $0, $0, and $83,736, respectively.

For the three and six-months ended June 30, 2013 and 2012, and for the period from March 28, 2006 (Inception) to June 30, 2013, the Company recognized interest expense of approximately $0, $0, $0, $0, and $30,000, respectively.

NOTE 8 – REDEEMABLE NON-CONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests in the consolidated joint ventures are reflected as redeemable non-controlling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable non-controlling interest for the total redemption price of $862,500 through the estimated forecasted financial close, originally estimated to be the end of the third quarter of 2011.

Net income (loss) attributable to the redeemable non-controlling interest during for the three and six-months ended June 30, 2013 and 2012 and for the period from Inception to June 30, 2013 was $(685), $409, $(2,742), $(2,542), and $(15,297), respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of income (loss) was presented on the statement of operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three and six-months ended June 30, 2013 and 2012, and for the period from March 28, 2006 (Inception) to June 30, 2013, the Company recognized stock-based compensation, including consultants, of approximately $0, $33,000, $9,100, $44,000, and $6,481,600, to general and administrative expenses and $0, $0, $0, $0, and $4,468,000 to project development expenses, respectively. There is no additional future compensation expense to record as of June 30, 2013 based on the previous awards.

Shares Issued for Services

During the six months ended June 30, 2013, the Company issued 75,000 shares of common stock for legal services provided. In connection with this issuance the Company recorded approximately $9,100 in legal expense which is included in general and administrative expense. The Company valued the shares using the closing market price on the date of issuance.

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

During the three and six-months ended June 30, 2013 and 2012 and the period from Inception to March 31, 2012 the Company drew $0, $0, $0, $35,000, and $385,000 on the Purchase Agreement.

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

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs, along with other costs incurred as part Equity Facility and the Convertible Note described below. Additional costs related to the Equity Facility and paid from the funds of the Convertible Note described below, were approximately $60,000. Aggregate costs of the Equity Facility were $170,000. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs. The deferred financings costs related to the Equity Facility were amortized over one (1) year on a straight-line basis. The Company believed this accelerated amortization, which is less than the two year Equity Facility term, was appropriate based on substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2012, the Company determined that it was not probable the Registration Statement would become effective under the original structure of the agreement and accordingly, wrote off all remaining deferred financing costs related to the Equity Agreement. Amortization of the deferred financing costs during the six months ended June 30, 2013 was $0.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. Amortization of the deferred financing costs during the six months ended June 30, 2013 and 2012 was approximately $38,617, $21,000, respectively. As of June 30, 2013, there were no remaining deferred financing costs.

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

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be $162,500 at the notes inception. The Company revalued the conversion feature at June 30, 2013 in the same manor with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of $137,000.

	June 30, 2013	December 31, 2012	March 28, 2012
Annual dividend yield	-	-	-
Expected life (years)	0.01	0.24	1.00
Risk-free interest rate	0.02%	0.16%	0.19%
Expected volatility	134.92%	76.50%	119.00%

Warrants Exercised

Some of our previously outstanding warrants contained a provision in which the exercise price is to be adjusted for future issuances of common stock at prices lower than their current exercise price.

In 2012, certain shareholders’ owning an aggregate of 5,740,741 warrants made claims of the Company that the exercise price of their warrants should have been adjusted due to a certain issuance of common shares by the Company (see Note 6). The Company initially believed that said issuance would not trigger adjustment based on the terms of the respective agreements.

On December 4, 2012, these shareholders presented exercise forms to the Company to exercise all 5,740,741 warrants for a like amount of common shares. The warrants were exercised at $0.00, which is the amount the shareholders’ believed the new exercise price should be based the ratchet provision and their claims.

On February 26, 2013, the Company received notice that the Court issued an Order in connection with these certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants issued by the Company (see Note 6).

Pursuant to the Order, the Court ruled in favor of the shareholders on the two claims, finding that the Warrants contain certain anti-dilution protective provisions which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00.

The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. The Company determined, that based on the Order by the Court a ratchet event had taken place based on the Order and claims made. The Company used December 4, 2012 as the date in which the new terms were considered to be in force based on the Shareholders’ notice to exercise on that date and the Courts subsequent Order that allowed the Shareholders to do so.

As such, the modification of the exercise price is treated as an extinguishment of the warrants under the previous terms, with a revaluation of the warrants with new terms. As such, the warrant liability was valued immediately before extinguishment with the gain/loss recognized through earnings and remaining value reclassified to equity. Because there was only approximately one week of remaining life under the unmodified terms and because the previous exercise price was out of the money ($2.90) compared to the price of our common stock on the day of extinguishment ($0.14), the warrant value upon extinguishment was considered to be near zero based on a Black-Scholes calculation, which also used volatility of 104.2% and risk-free rate of 0.07%. Because the warrant liability was also valued near zero as of September 30, 2012, there was no value transferred to equity.

In addition, the new warrant liability was valued immediately after the modification but prior to the exercise by the Shareholders with the new value being recognized through earnings. The “new” warrants have a fixed price, fixed number of shares, and effectively no ratchet provision based on the Order. There are no circumstances at this time that would require or allow for net cash settlement. As such, the warrants qualify for equity accounting under ASC 815. The Company valued the warrants with new terms at approximately $804,000 based on the fair value of the Company’s common stock on December 4, 2012 ($0.14) as it was considered an immediate exercise and therefore, the value of the shares was known on the date of exercise. As of June 30, 2013, the Company had not issued these shares, but was required to do so based on the information from the Court, the shareholders raising the claim, and the shareholders’ exercise notice which is deemed correct based on the subsequent Order. On August 2, 2013, the Company issued these 5,740,741 shares. Accordingly, the warrants are considered committed shares to be issued in the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the holder of various convertible notes, converted $27,000 in principal of a separate note into 2,987,296 shares of common stock. See Note 4 for more information on the conversion features of the notes.

On August 2, 2013, pursuant to the exercise notice of the Warrants, and the Order, the Company issued 5,740,741 shares to certain shareholders.

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

Our initial planned biorefineries in North America are projected as follows:

●	A bio-refinery that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees this project on hold until we receive the funding to construct the facility. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital uses in prior years. We are currently in discussions with potential sources of financing for this facility but no definitive agreements are in place.

●	A bio-refinery proposed for development and construction in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed, although the Company was not notified until after our September 30, 2012 quarterly report was filed. As of June 30, 2013, BlueFire has been reimbursed approximately $11,125,400 from the DOE under this award. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. By the end of 2012, no significant progress had been made with the USDA or the Lender and thus the Company abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed. BlueFire continues to work with other potential strategic partners to close financing for the Fulton facility.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2013.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of the end of 2012, SucreSource had completed and fulfilled all initial work and obligations under the fixed portion of the agreement. This year’s anticipated work product and additional services will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategy for its planned bio-refineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. Recently draft proposals of an updated Farm Bill for 2013 were presented in Congress that will include additional grants and loan guarantee opportunities than previously announced or remaining from the previous Farm Bill’s. BlueFire plans to pursue all available opportunities within the Farm Bill, although initial attempts have been unsuccessful.

●	Utilize proceeds from reimbursements under the DOE contract.

●	As available and as applicable to our business plans, applications for public funding will be submitted to leverage private capital raised by us.

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

* Electrical Equipment List

* Line List

* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. By the end of 2012, no significant progress had been made with the USDA or the Lender and thus the Company abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire is currently in negotiations with China Huadian Corp, but no definitive agreements have yet been executed. BlueFire continues to work with other potential strategic partners to close financing for the Fulton facility.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue

Revenues for the three months ended June 30, 2013 and 2012, were approximately $552,000 and $237,000, respectively. Revenue in both 2013 and 2012 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was due primarily to the Company’s ability to be reimbursed by the DOE for costs incurred in prior periods.

Project Development

For the three months ended June 30, 2013, our project development costs were approximately $128,000, compared to project development costs of $153,000 for the same period during 2012. The decrease in project development costs is mainly due to the decrease in operating activities due to limited capital resources available to us in the second quarter of 2013 versus the same period in 2012.

General and Administrative Expenses

General and administrative expenses were approximately $176,000 for the three months ended June 30, 2013, compared to $304,000 for the same period in 2012. The decrease in general and administrative costs is mainly due to further reduced non-critical operations at the end of fiscal 2012 to conserve working capital.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue

Revenues for the six months ended June 30, 2013 and 2012, were approximately $620,000 and $304,000, respectively. Revenue in both 2013 and 2012 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was mainly due to the Company’s ability to be reimbursed by the DOE for costs incurred in prior periods.

Project Development

For the six months ended June 30, 2013, our project development costs were approximately $247,000 compared to project development costs of $291,000 for the same period during 2012. The decrease in project development costs is mainly due to the decrease in operating activities due to limited capital resources available to us in the second quarter of 2013 versus the same period in 2012.

General and Administrative Expenses

General and administrative expenses were approximately $399,000 for the six months ended June 30, 2013, compared to $678,000 for the same period in 2012. The decrease in general and administrative costs is mainly due to further reduced non-critical operations at the end of fiscal 2012 to conserve working capital.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we receive funds under the grant received from the DOE. Our principal use of funds has been for the further development of our Biorefinery Projects, for capital expenditures and general corporate expenses. As our Projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction which will require a significant amount of capital. As of June 30, 2013, we had cash and cash equivalents of approximately $15,000. As of August 19, 2013, we had cash and cash equivalents of approximately $15,000.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of August 19, 2013, the outstanding balance on the line of credit is approximately $15,230.

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

After the SEC declared effective the registration statement related to the transaction, the Company had the right, in its sole discretion, over a 30-month period to sell shares of common stock to LPC in amounts from $35,000 and up to $500,000 per sale, depending on the Company’s stock price, and under certain conditions, as set forth in the Purchase Agreement, up to the aggregate commitment of $10 million. As of August 19, 2013 the Purchase Agreement with LPC has terminated.

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

On March 28, 2012, the Company finalized a $300,000 secured convertible promissory note in favor of TCA (the “Convertible Note”). The maturity date of the Convertible Note is March 28, 2013, and the Convertible Note bears interest at a rate of twelve percent per annum with a default rate of eighteen percent per annum. The Convertible Note is convertible into shares of the Company’s common stock and may be prepaid in whole or in part at the Company’s option without penalty. The Company was unable to repay the Convertible Note by the maturity date, and is currently working with TCA and other potential lenders to resolve the issue.

On July 31, 2012, the Company borrowed $63,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurred interest at eight percent per annum and was due on May 2, 2013. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. As of June 30, 2013, this note and all accrued interest has been converted into common stock.

On October 11, 2012, the Company borrowed $37,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurred interest at eight percent per annum and was due on July 15, 2013. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. As of June 30, 2013, this note and all accrued interest has been converted into common stock.

On December 21, 2012, the Company borrowed $32,500 under a short-term convertible note payable with a third party, which was funded and effective in January 2013. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on September 26, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement. Subsequent to June 30, 2013, a portion of this note has been converted into common stock.

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

On June 13, 2013, the Company borrowed $32,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurred interest at eight percent per annum and was due on March 17, 2014. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2013, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, potential strategic partner alliances, and from the sale of debt and equity instruments. The Company’s ability to get reimbursed on the DOE contract is dependent on the availability of cash to pay for the related costs. As of August 19, 2013, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that the general expenditures have been reduced as much as can be expected and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the six months ended June 30, 2013 and 2012, we used cash of approximately $159,000 and $216,000 in operating activates. During the 2013 period we had a net loss of approximately $176,000, which was offset by non-cash charges of approximately $100,000 and net cash usage stemming from operating assets and liabilities of approximately $95,000. During the 2012 period, we had a net loss of approximately $739,000, which included add back non-cash charges of approximately $123,000 and approximately $400,000 of add backs for operating assets and liabilities. The reduction in cash used in operating activities was primarily a result of smaller net losses and reduced operations.

During the six months ended June 30, 2013, we received cash of approximately $4,000 from DOE reimbursements in construction activities at our Fulton Project, compared with $41,000. The net receipts are due to receiving cash back from capitalizable costs once the associated cost has been paid in the similar period in 2012.

During the six months ended June 30, 2013, we had positive cash flow from financing activities of approximately $110,000 compared to approximately $246,000 for the same period in 2012. We received gross proceeds from various convertible note transactions of approximately $118,000, of which we received proceeds of $110,000 during the six months ended June 30, 2013, as compared to $246,000 in convertible note proceeds and $85,000 in debt issuance costs in the same period in 2012.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. As of June 30, 2013, the Company had not issued these shares, but was required to do so based on the information from the Court, the shareholders raising the claim, and the shareholders’ exercise notice which is deemed correct based on the subsequent Order, but subsequently issued them on August 2, 2013. The Company had valued the shares based on their market price on the date the warrants were exercised. As such, the consolidated statement of operations reflects the required issuance of $803,704 as a warrant modification expense which is reflected as shares committed to be issued on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

On March 7, 2013, the shareholders making claims provided their request for judgment based on the Order received, which had been initially refused by the Court via a second minute order received by the Company on April 8, 2013. On April 15, 2013, the Company’s counsel submitted a proposed judgment to the Court as per the Courts request, which followed the Order and provided for no monetary damages against the Company. On May 14, 2013, this proposed judgment was approved by the Court (“Judgment”).

On June 20, 2013, the Company filed motions to vacate the Judgment, a motion for a new trial, and a motion to stay enforcement of the Judgment, all of which were denied on June 27, 2013.

On July 7, 2013, the Company filed a Notice of Appeal for a temporary stay of Judgment, and a motion to strike or tax costs. The motion to strike costs was denied on July 9, 2013, and the notice of appeal will be heard on July 31, 2013, although the judge’s initial belief is the Judgment is a non-appealable interlocutory judgment.

On August 2, 2013, pursuant to the exercise notice of the Warrants, and the Order, the Company issued 5,740,741 shares to certain shareholders. See Note 9 in the accompanying notes to consolidated financial statements for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4 there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10Q, the Company was in default with regard to its payment obligations, on a convertible note issued in favor of TCA on March 28, 2012, in the aggregate principal amount of $300.000.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: August 19, 2013	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

