Form 10-K
period 2013-12-31
Bluefire Renewables, Inc.
filed 2014-04-15
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2013, was $1,390,640. As of April 15, 2014, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 156,704,560.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes or developments in laws, regulations or taxes in the ethanol or energy industries;

●	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in the ethanol industry;

●	the failure to obtain or loss of any license or permit;

●	success of the Arkenol Technology;

●	changes in our business and growth strategy (including our plant building strategy and co-location strategy), capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this annual report.

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

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “BlueFire”, “Company” or “our company” refers to BlueFire Renewables, Inc.

COMPANY HISTORY

Our Company

We are BlueFire Renewables, Inc., a Nevada corporation (the “Company”). Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or bio-refineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to bio-refineries worldwide. Our bio-refineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology to produce ethanol and will evaluate purchasing a broader license as opportunities arise. We may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation, to accelerate our deployment of the Arkenol Technology.

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

On July 20, 2010, the Company changed its name to BlueFire Renewables, Inc. to more accurately reflect our primary business plan expanding the focus from just building cellulosic ethanol projects to include other advanced biofuels, biodiesel, and other drop-in biofuels as well as synthetic lubricants as opportunities arise.

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On April 14, 2014, the closing price of our Common Stock was $0.003 per share.

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

Ark Energy

BlueFire may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation to accelerate BlueFire’s deployment of the Arkenol Technology. These opportunities consist of ARK Energy’s previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to us and we valued these business assets based on management’s best estimates as to its actual costs of development. In the event we successfully finance the construction of a project that utilizes any of the transferred assets from ARK Energy, we are required to pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. We did not incur the costs of a third party valuation but based our valuation of the assets acquired by (i) an arms-length review of the value assigned by ARK Energy to the opportunities are based on the actual costs it incurred in developing the project opportunities, and (ii) anticipated financial benefits to us. The company has not developed, paid for, or utilized any of these assets to date.

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

Bio-Refinery Projects

We are currently in the development stage of building bio-refineries in North America. We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Briderson Engineering, Inc. (“Briderson”) provided the preliminary design package, while Briderson completed the detailed engineering design for our Lancaster Bio-refinery. We feel this completed design should provide the blueprint for subsequent plant constructions. In 2010, MasTec in conjunction with Zachary Engineering completed the detailed engineering design for our planned Fulton Mississippi plant, also known as the Fulton Project.

We intend to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually. In connection therewith, on November 9, 2007, we purchased the facility site which is located in Lancaster, California. Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster facility. The Los Angeles County Planning Commission issued a Conditional Use Permit for the Lancaster Project in July of 2008. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the permit approval to December 12, 2008. On February 12, 2009, we were issued our Authority to Construct permit by the Antelope Valley Air Quality Management District. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term due to a lack of financing. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. The Company sees the project on hold until we receive the funding to construct the facility.

In 2009, BlueFire completed the engineering package for the Lancaster Bio-refinery, and finalized the Front-End Loading (FEL) 3 stage of engineering for the Lancaster Bio-refinery. In 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed the FEL stages 2 and 3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED). There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3
* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications
* Energy Balance	* Preliminary Layout	* Definitive Estimate
* Project Charter	* Preliminary Schedule	* Project Execution Plan
	* Preliminary Estimate	* Preliminary 3D Model
* Electrical Equipment List
* Line List
* Instrument Index

We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. This is due in part to a combination of significant increases in materials costs in the world market from the last estimate until now, and the complexity of our first commercial deployment. At the end of 2008 and throughout 2009, prices for materials declined, although we expect, that prices for items like structural and specialty steel will continue to firm up throughout 2014 along with other materials of construction. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates.

The uncertainties of the world credit markets from 2008 to present caused a delay in the financing we needed to enable placement of equipment orders for the construction of our Lancaster Bio-refinery, which would allow us to achieve a sustainable construction schedule after breaking ground. Hence, to insure a timely and continuous construction of the project, BlueFire’s Board of Directors determined it is prudent to delay Lancaster’s groundbreaking until all the necessary funds are in place. Project activities have advanced to a point that once credit is available, orders can be immediately placed and construction started. This project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction.

We are actively seeking financing sources of financing for this facility, but no definitive agreements are in place. In 2009, the Company filed for a loan guarantee with the U.S. Department of Energy (“DOE”) for this project, under DOE Program DE-FOA-0000140, which provided federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies (“DOE LGPO”). Although the Company was hopeful of being able to secure the guarantee, in 2010, the Company was informed that the loan guarantee was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi.

Since 2007, The Company has been developing a facility for construction in a joint effort with the DOE. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized our first award for a total approved budget of just under $10,000,000 with the DOE (“Award 1”). Award 1 is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under its second award due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under this award and has initiated the appeals process with the DOE, but can make no assurances of success in reversing the DOE’s decision. The Company shall exhaust all options available to it in order to reverse the DOE’s decision (See Note 3). As of December 31, 2013, BlueFire has been reimbursed approximately $11,914,906 from the DOE under this award.

In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine and Timberlands Corporation (“Cooper Marine”), (b) off-take for the ethanol of the facility with Tenaska Biofuels LLC (“Tenaska”), and (c) the construction of the facility with MasTec North America Inc. (“MasTec”). Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA has offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. The Company planned to continue to work with the USDA and the Lender in order to satisfy the loan guarantee application requirements which included the substitution of another lender. As of December 31, 2013, no significant progress has been made with the USDA or the Lender in this regard and the company has abandoned this loan guarantee solicitation. The Company may reapply at a later date as funding opportunities arise. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire has transitioned away from Huadian to pursue opportunities with a larger, better equipped Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under the DOE Grant and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. The Company cannot make any assurances that the DOE’s decision will be reversed on appeal or that such an appeal will be heard at all.

If the Company’s attempt to appeal the DOE’s decision is unsuccessful, we will devise a new strategy with respect to financing the Fulton Project. The Company will deploy any remaining funds from previous DOE funding for the development of the Fulton Project as planned. The Company is exploring all of its options.

Between the proposed facilities (Lancaster, CA and Fulton, MS) we expect them to create more than 1,000 construction/manufacturing jobs if adequately financed and, once in operation, more than 100 new operations and maintenance jobs.

The Company is also researching and considering other suitable locations for other similar bio-refineries.

Status of Publically Announced Products or Services

In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2014.

In February of 2012, SurceSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2013, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the PSA. Anticipated 2014 work product and additional services will be billed on an hourly basis when services are performed.

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

Competition

According to the Renewable Fuels Association (“RFA”) most of the approximately 14 billion gallons of ethanol supply in the United States is derived from corn (HTTP://WWW.ETHANOLRFA.ORG/) and, as of January 2014, is produced at approximately 210 facilities, ranging in size from 300,000 to 130 million gallons per year, located predominately in the corn belt in the Midwest.

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

Due to the feedstock variety we process, we are able to locate production facilities in and around the markets where the ethanol will be consumed, thereby giving us a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest, and ship the ethanol to the end market.

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

On February 13, 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) at the urging of President Obama, who signed it into law four days later (“ARRA”). A direct response to the economic crisis, the Recovery Act has three immediate goals:

●	Create new jobs and save existing ones;

●	Spur economic activity and invest in long-term growth; and

●	Foster unprecedented levels of accountability and transparency in government spending.

The Recovery Act intends to achieve those goals by:

●	Providing $288 billion in tax cuts and benefits for millions of working families and businesses;

●	Increasing federal funds for education and health care as well as entitlement programs (such as extending unemployment benefits) by $224 billion;

●	Making $275 billion available for federal contracts, grants and loans; and

●	Requiring recipients of Recovery funds to report quarterly on how they are using the money. All the data is posted on Recovery.gov so the public can track the Recovery funds.

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

During the last 20 years, ethanol production capacity in the United States has grown from minimal amounts to an estimated 14.9 billion gallons per year in 2014. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding or term of a licensee or sublicense project, and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sub-licensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. At March 31, 2010, we had paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

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

The Energy Policy Act of 2005 established a renewable fuel standard (RFS) to increase in the supply of alternative sources for automotive fuels. The RFS was expanded by the Energy Independence and Security Act of 2007. The RFS requires the blending of renewable fuels (including ethanol and biodiesel) in transportation fuel. In 2008, fuel suppliers must blend 9.0 billion gallons of renewable fuel into gasoline; this requirement increases annually to 36 billion gallons in 2022. The expanded RFS also specifically mandates the use of “advanced biofuels”—fuels produced from non-corn feedstocks and with 50% lower lifecycle greenhouse gas emissions than petroleum fuel—starting in 2009. Of the 36 billion gallons required in 2022, at least 21 billion gallons must be advanced biofuel. There are also specific quotas for cellulosic biofuels and for biomass-based diesel fuel. On May 1, 2007, EPA issued a final rule on the RFS program detailing compliance standards for fuel suppliers, as well as a system to trade renewable fuel credits between suppliers. Among other provisions, the RFS sets mandatory blend levels for renewable fuels while also establishing greenhouse gas (GHG) reduction criteria and a methodology for calculating lifecycle GHG emissions. While this program is not a direct subsidy for the construction of biofuels plants, the market created by the renewable fuel standard is expected to stimulate growth of the biofuels industry.

The Farm Bill provides for, among other things, grants for demonstration scale bio-refineries, and loan guarantees for commercial scale bio-refineries that produce advanced biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees to fund development, construction, and retrofitting of commercial-scale refineries.

The ARRA, passed into law in February 2009 makes $275 billion available for federal contracts, grants, and loans, some of which is devoted to investment into the domestic renewable energy industry.

Some other noteworthy governmental actions regarding the production of biofuels are as follows:

●	Credit for Production of Cellulosic Biofuel:

An integrated tax credit whereby producers of cellulosic biofuel can claim up to $1.01 per gallon tax credit. The credit for cellulosic ethanol varies with other ethanol credits such that the total combined value of all credits is $1.01 per gallon Under current law, only qualified fuel produced in the United States between January 1, 2009, and December 31, 2013, for use in the United States may be eligible. The ethanol industry is currently working with its friends and champions in Congress to secure a multi-year extension of this tax credit

●	Special Depreciation Allowance for Cellulosic Biofuel Plant Property:

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

The ethanol industry is currently working with its friends and champions in Congress to secure a multi-year extension of this tax credit.

Research and Development Activities

Research and development costs for the years ending December 31, 2013 and 2012, and the period from inception to December 31, 2013 was approximately $591,000, $476,000, and $15,530,000, respectively.

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

Employees

We have 5 full time employees as of April 15, 2014, and 2 part time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

SINCE INCEPTION, WE HAVE HAD LIMITED OPERATIONS AND HAVE INCURRED NET LOSSES OF $34,498,735 AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses of approximately $34,499,000 for the period from March 28, 2006 (“Inception”) through December 31, 2013, of which approximately $17,125,000 was cash used in our operating activities. We have generated revenues from consulting of approximately $286,000 and approximately $7,955,000 in grant revenue from the DOE for total revenues of approximately $8,438,000, and no revenues from ethanol fuel production. We have yet to begin ethanol production or construction of ethanol producing plants, other than the site preparation at the Fulton Project, as discussed herein. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) cost including contingencies to be in the range of approximately $100 million to $125 million for our Lancaster Bio-refinery, and approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, the Company’s Board of Directors (the “Board of Directors”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In the last two years we have incurred annual operating losses. Operating losses were $1,131,000 and $1,036,000 for fiscal years ended 2013 and 2012, respectively. As a result, at December 31, 2013, we had net losses of approximately $34,499,000 since Inception. In 2013, we had a net loss of $1,365,000, which was partially a result of an impairment of assets. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2013, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $1,985,000.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2014, the Company intends to fund its operations with the remaining reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt or equity instruments and by providing consulting services to other companies. The Company's ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of December 31, 2013, there was approximately $1,376,726 available to the Company under the contract and the remaining money could still be available pending the results of the appeal. In the event that the appeal is not successful, the Company will not have access to the remaining money over and above the amount above. As of April 15, 2014, the Company expects the current resources, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations, and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under Award 2 and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision (See Note 3).

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

Our operations have been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on the second phase of DOE monies (“Award 2”). Although we finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686 , through December 31, 2013, we have an unreimbursed amount of approximately $0 available to us under Award 1, and approximately $1,376,726 under Award 2, assuming the appeal is not successful. Due to the DOE’s discontinuance of Award 2 as stated below, we cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

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

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1. As of September 12, 2012, Award 1 was officially closed and the over payment was deobligated. The Company was notified of the deobligation in the fourth quarter of 2012.

On December 23, 2013, Bluefire Renewables, Inc. (the “Company”) received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of its cellulosic waste facility in Fulton, Mississippi (the “Fulton Project”), due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under the DOE Grant and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision.

The Company cannot make any assurances that the DOE’s decision will be reversed on appeal or that such an appeal will be heard at all. If the Company’s attempt to appeal the DOE’s decision is unsuccessful, we will devise a new strategy with respect to financing the Fulton Project. There can be no assurances that we will be able to devise a new strategy with respect to financing of the Fulton Project. Failure to raise additional capital would have a material adverse impact on our operations.

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

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2013, traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.003 per share, respectively. Our share price has fluctuated in response to various factors, including not yet beginning construction of our first plant, needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors, Department of Energy and Department of Agriculture funding decommittments, and finding funding sources.

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

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman and President controls approximately 24% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of April 15, 2014, we had 156,704,560 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property

We lease approximately 1,500 square feet of furnished office space at 31 Musick, Irvine, California 92618 from 31 Musick LLC for $3,000 per month on a month-to-month basis.

On November 9, 2007, we issued a check in the amount of $96,851, towards the purchase of the land for the Lancaster Bio-refinery totaling a purchase price of $109,108. The approximately 10 acre site is presently vacant and undisturbed except for a water well on the site and to occasional use by off road vehicles. The site is flat and has no distinguishing characteristics and is adjacent to a solid waste landfill at a site that minimizes visual access from outside the immediate area.

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

On March 7, 2013, the shareholders making claims provided their request for judgment based on the Order received, which was initially refused by the Court via a second minute order received by the Company on April 8, 2013. On April 15, 2013, the Company’s counsel submitted a proposed judgment to the Court as per the Courts request, which followed the Order and provided for no monetary damages against the Company. On May 14, 2013, this proposed judgment was approved by the Court (“Judgment”).

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and is now trading on the OTCQB under the symbol “BFRE.OB” on June 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter during the past three fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2011	$0.35	$0.48
June 30, 2011	$0.15	$0.44
September 30, 2011	$0.15	$0.25
December 31, 2011	$0.13	$0.30
March 31, 2012	$0.13	$0.57
June 30, 2012	$0.17	$0.42
September 30, 2012	$0.09	$0.23
December 31, 2012	$0.12	$0.18
March 31, 2013	$0.05	$0.15
June 30, 2013	$0.02	$0.10
September 30, 2013	$0.008	$0.0259
December 31, 2013	$0.009	$0.0195

(b) Holders

As of April 15, 2014, a total of 156,704,560 shares of the Company’s common stock are currently outstanding held by approximately 2,800 shareholders of record.

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

As of December 31, 2013, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)		Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	-	$	N/A	4,945,730
Equity compensation plans not approved by security holders	-
Total	-

(1)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2013 and 2012, there were no repurchases of the Company’s common stock by the Company.

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

Our initial planned bio-refineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project ("Lancaster Bio-refinery"). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our "Authority to Construct" permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 ("DOE LGPO"), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project's permits for an additional year while we awaited potential financing. The Company has since let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise necessary financing. The Company sees the project on hold until we receive the funding to construct the facility. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. Additionally, the Company's Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated above, and only requires minimal capital to maintain until funding is obtained for the construction. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital use in prior years. Although the Company is actively seeking financing for this project no definitive agreements are in place.

23

●

A bio-refinery proposed for development and construction previously in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed, although the Company was not notified until after our September 30, 2012 quarterly report was filed. As of December 31, 2013, BlueFire has been reimbursed approximately $11,914,906 from the DOE under this award. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under the DOE Grant and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. The Company cannot make any assurances that the DOE’s decision will be reversed on appeal or that such an appeal will be heard at all. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they were currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of December 31, 2013, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. The Company may reapply at a later date. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire has transitioned away from Huadian to pursue opportunities with a larger, better equipped Chinese Engineering Procurement Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In Mid 2013, the company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies. SucreSource is cultivating relationships and will continue to develop them throughout 2014.

●	In February of 2012, SurceSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2013, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2014 work product and additional services will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategies for its planned bio-refineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill, although initial attempts have been unsuccessful.

●	Utilize remaining proceeds from reimbursements under the DOE contract.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of December 31, 2013, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. The Company may reapply at a later date. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire has transitioned away from Huadian to pursue opportunities with larger, better equipped Chinese Engineering Procurement Construction company. In tandem with the new EPC contractor, the Company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed.

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

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

Revenue excluding unbilled grant revenue, for the years ended December 31, 2013 and December 31, 2012, was approximately $1,338,000 and $783,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was mainly due to having additional amounts of capital from financing received in the first quarter of 2013 and increased indirect reimbursement rates in fiscal 2013.

Unbilled Grant Revenues

Unbilled grant revenues for the years ended December 31, 2013 and 2012, were $0, and $0, respectively. Unbilled revenue is only recognized to the extent that the related costs can be paid in the normal course of business. Due to capital constraints in 2012, the Company ceased the recognition of unbilled revenue and only recognizes revenue if and when it is realized.

Project Development

For the year ended December 31, 2013, our project development costs were approximately $591,000, compared to project development costs of $476,000 for the same period during 2012. The increase in project development costs is mainly due to an increase in project activities in further preparation of the Fulton site in 2013.

General and Administrative Expenses

General and Administrative Expenses were approximately $716,000 for the year ended December 31, 2013, compared to $1,282,000 for the same period in 2012. The decrease in general and administrative costs is mainly due to further reduce non-critical operations in fiscal 2013 to conserve working capital.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of December 31, 2013, we had cash and cash equivalents of approximately $47,000. As of April 15, 2014, we had cash and cash equivalents of approximately $6,300. Historically, we have funded our operations though the following transactions:

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

On December 15, 2010, the Company entered into a $200,000 loan agreement (“Loan”) with Arnold Klann, the Chief Executive Officer (“CEO/Lender”). The Loan requires the Company to (i) pay to the CEO/Lender a one-time amount equal to fifteen percent (15%) of the Loan in cash or shares of the Company’s common stock at a value of $0.50 per share, at the CEO/Lender’s option; and (ii) issue the CEO/Lender warrants allowing the CEO/Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, with such warrants expiring on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries. The proceeds from this loan were used to fund operations.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of April 15, 2013, the outstanding balance on the line of credit is approximately $11,000.

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

On December 19, 2013, the Company entered into an agreement to borrow $37,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on December 23, 2014. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement. Since the funds were not provided until January 2014, the note was recorded as a subsequent event and is not reflected on the financials for the year ended December 31, 2013.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2014, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, from the sale of debt or equity instruments. The Company's ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of April 15, 2014, there is approximately $844,000 available to the Company under the contract and the remaining money could still be available pending the results of the appeal. As of April 15, 2014, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the years ended December 31, 2013 and 2012, the Company used cash in operating activities of $60,655 and $241,668, respectively. In 2013, our net loss of $1,364,626 was offset by non-cash adjustments of $1,325,722 and operating assets and liabilities of ($21,751). In 2012, our net loss of $1,759,805 was offset by non-cash adjustments of $798,490 and operating assets and liabilities of $719,647. The decrease in operating assets and liabilities was primarily related to the impairment of assets related to the Fulton Project.

During the year ended December 31, 2013, we invested approximately $284,000 and received DOE reimbursements of approximately $226,000 for net cash used of approximately $58,000 in construction activities at our Fulton Project, compared with $45,000 payments in the same period in 2012. The increase in cash used for construction in progress is related to costs capitalized prior to the impairment of the construction in progress related to the Fulton Project, and the timing of reimbursements. All reimbursements subsequent to impairment were recognized as revenue rather than as a contra asset to construction in progress even if the related costs were capitalized.

We received net proceeds from LPC of $0 for the year ended December 31, 2013, for shares of the Company’s common stock. We received net proceeds from LPC of approximately $35,000 for the year ended December 31, 2012, for shares of the Company’s common stock and warrants. The Company also received $110,000 in convertible notes from Asher Enterprises, Inc, all of which become convertible in 2013, and all but $32,500 became due in 2013.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-39 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

(c) Changes in Internal Controls Over Financial Reporting

During the most recently completed year, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of April 15, 2014. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	62	President, CEO and Director	June 2006

Necitas Sumait	54	Secretary, SVP and Director	June 2006

John Cuzens	62	SVP, Chief Technology Officer	June 2006

Chris Nichols	47	Director	June 2006

Joseph Sparano	66	Director	March 2011

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

John Cuzens – Chief Technology Officer and Senior Vice President

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

Audit Committee

Christopher Nichols

Compensation Committee

Christopher Nichols, Chairman

Nomination Committee

There are currently no members of the Nomination Committee

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 15, 2014.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann Chief Executive Officer,	2013 2012	226,000 226,000		0 1,700				0 0	226,000 227,700
President	2011	226,000		0				0	226,000

Necitas Sumait Secretary,	2013 2012	180,000 180,000		0 1,700				0 0	180,000 181,700
Vice President	2011	180,000		0				0	180,000

John Cuzens Treasurer,	2013 2012	180,000 180,000		0 0				0 0	180,000 180,000
Vice President	2011	180,000		0				0	180,000

Christopher Scott	2013	0		0				0	0
Former Chief	2012	0		0				0	0
Financial Officer (2)	2011	90,000		0				0	90,000

(1)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors. See notes to the consolidated financial statements for valuation.

(2)	Mr. Scott resigned from his position as Chief Financial Officer of the Company on September 23, 2011.

(3)	In 2012, due to a lack of capital, the Company accrued, but had not paid back salary in the amounts of $113,000 to Mr Klann, $90,000 to Ms Sumait, $90,000 and to Mr. Cuzens.

2013 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols

2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann

Necitas Sumait

Chris Nichols (1)	5,000						5,000

Joseph Sparano (1)	5,000						5,000

(1) These fees were accrued, yet unpaid, as of December 31, 2013.

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

On November 19, 2013, the Board of Directors approved the re-election of Joseph Sparano, Christopher Nichols, Arnold Klann and Necitas Sumait. As of April 15, 2014, the Company has not yet granted to each member the stock to be issued as of November 19, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 15, 2014, our authorized capitalization was 501,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of April 15, 2014, there were 156,704,560 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 15, 2014, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each owner who is an officer or director is c/o the Company at 31 Musick, Irvine California 92618.

Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Arnold Klann	15,290,668		23.99%
Chief Executive Officer, President, Chairman

Necitas Sumait	3,096,000		4.86%
Senior Vice President, Director

John Cuzens	3,058,500		4.80%
Chief Technology Officer, Senior Vice President

Chris Nichols	24,500		* %
Director

Joseph Sparano	12,000		* %
Director

All officers and directors as a group (5 persons)			33.70%

James G. Speirs	5,703,489	(3)	8.95%

All officers, directors and 5% holders as a group (6 persons)			42.64%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(3)	As per Form 13G filed on February 6, 2012.

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

On November 19, 2013, the Company renewed all of its existing Directors’ appointments, but as of April 15, 2014, the Company has not yet granted to each member the stock to be issued pursuant to their appointments. The $5,000 to the two outside members was accrued, and as yet unpaid as of December 31, 2013. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000.

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2011, 2012 or 2013.

Description of Securities

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of April 15, 2014, the Company had 156,704,560 shares of common stock outstanding, and no shares of preferred stock outstanding.

Common Stock

As of April 15, 2014, we had 156,704,560 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of April 15, 2014, we had no shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

Warrants

As of April 15, 2014, we had warrants to purchase an aggregate of 428,571 shares of our common stock outstanding. The exercise prices for the warrants is $0.55 per share. These warrants contain a provision in which the exercise price may be adjusted for future corporate actions such as mergers or acquisitions.

Options

As of April 15, 2014, we had no options outstanding.

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

Item 13. Certain Relationships and Related Transactions.

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), which the Company’s majority shareholder and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one-time payment of $1,000,000 at first project construction funding or term of a Licensee or sublicense project, and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

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

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. The company has not developed or utilized any of these assets to date.

Related Party Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of $200,000 (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option. The warrants are now expired.

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of December 31, 2012, the outstanding balance on the line of credit is approximately $11,000.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2013 and 2012, were approximately $53,000 and $47,500, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2013 and 2012.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the years ended December 31, 2013 and 2012, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $0 for the year ended December 31, 2013 and $6,400 for the year ended December 31, 2012. These fees in 2012 were primarily for review of the Company’s registration statements and other minor due diligence projects.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Stock Purchase Agreement and Plan of Reorganization, dated May 31, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.1	Amended and Restated Articles of Incorporation, dated July 2, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.2	Amended and Restated Bylaws, dated May 27, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.3	Second Amended and Restated Bylaws, dated April 24, 2008 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on April 29, 2008).

3.4	Amended and Restated Articles of Incorporation, dated July 20, 2010 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on July 26, 2010).

3.5	Amendment to the Articles of Incorporation, dated November 25, 2013 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4,2013)

10.1	Arkenol Technology License Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.2	ARK Energy Asset Transfer and Acquisition Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.3	Amended and Restated 2006 Incentive and Non-Statutory Stock Option Plan, dated December 13, 2006 (Incorporated by reference to the Company’s Form S-8, as filed with the SEC on December 17, 2007).

10.4	Purchase Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

10.5	Registration Rights Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on March 6, 2009).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: April 15, 2014	By:	/s/ Arnold R. Klann
	Name:	Arnold R. Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	April 15, 2014
Arnold R. Klann	Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Necitas Sumait	Director, Secretary and Senior Vice President	April 15, 2014
Necitas Sumait

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	April 15, 2014
John Cuzens

/s/ Chris Nichols	Director	April 15, 2014
Chris Nichols

/s/ Joseph Sparano	Director	April 15, 2014
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries (collectively the “Company”), a development stage company, as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the period from March 28, 2006 (“Inception”) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from Inception to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has limited working capital, incurred losses since Inception, and has significant operating costs expected to be incurred in the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

dbbmckennon
Newport Beach, California
April 15, 2014

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,2013	December 31,2012
ASSETS

Current assets:
Cash and cash equivalents	$46,992	$59,603
Accounts receivable	-	3,538
Costs of financing	1,031	25,644
Prepaid expenses	4,636	8,952
Total current assets	52,659	97,737

Property and equipment, net of accumulated depreciation of $106,041 and $103,159, respectively	111,240	1,218,314

Total assets	$163,899	$1,316,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,108,684	$1,080,056
Accrued liabilities	272,910	595,760
Convertible notes payable, net of discount of $75,695 and $41,502, respectively	322,385	359,498
Line of credit, related party	11,230	15,230
Note payable to a related party	200,000	200,000
Derivative liability	122,309	59,949
Total current liabilities	2,037,518	2,310,493

Outstanding warrant liability	58	22,600
Total liabilities	2,037,576	2,333,093

Redeemable noncontrolling interest	856,044	849,945

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized; 73,486,861 and 33,591,538 shares issued and 68,910,395 and 33,559,366 outstanding, as of December 31, 2013 and 2012, respectively	68,943	33,591
Additional paid-in capital	16,123,744	14,847,401
Committed shares to be issued; 0 and 5,740,741 shares at December 31, 2013 and 2012, respectively	-	803,704
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Deficit accumulated during the development stage	(18,820,827)	(17,450,102)
Total stockholders’ deficit	(2,729,721)	(1,866,987)

Total liabilities and stockholders’ deficit	$163,899	$1,316,051

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	From March 28, 2006 (Inception) Through
	December 31, 2013	December 31, 2012	December 31, 2013
Revenues:
Consulting fees	$2,020	$140,345	$285,980
Department of Energy grant revenues	1,336,449	642,596	7,954,779
Department of Energy unbilled grant revenues	-	-	197,041
Total revenues	1,338,469	782,941	8,437,800

Cost of revenue
Consulting revenue	-	61,391	61,391
Gross margin	-	721,550	8,376,409

Operating expenses:
Project development, including stock based compensation of $0, $0, and $4,468,490, respectively	591,356	475,792	19,998,305
General and administrative, including stock based compensation of $12,215, $160,874, and $6,484,759, respectively	716,127	1,281,851	18,782,027
Impairment of property and equipment	1,162,148	-	1,162,148
Related party license fee	-	-	1,000,000
Total operating expenses	2,469,631	1,757,643	40,942,480

Operating loss	(1,131,162)	(1,036,093)	(32,566,071)

Other income and (expense):
Other income	-	-	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	(221,990)	(122,953)	(1,031,776)
Interest expense	(109,679)	(295,648)	(461,424)
Related party interest expense	(1,730)	(4,845)	(175,943)
Loss on extinguishment of debt	-	-	(2,818,370)
Loss on warrant modification	-	(803,704)	(803,704)
Gain on settlement of accounts payable and accrued liabilities	134,062	37,891	179,873
Deobligation of Department of Energy billings in excess of estimated earnings	-	354,000	354,000
Gain from change in fair value of warrant liability	22,542	12,326	2,967,358
Gain from change in fair value of derivative liability	70,614	101,621	172,235
Loss on excess fair value of derivative liability	(124,883)	-	(124,883)
Loss on the retirement of warrants	-	-	(146,718)
Total other income and (expense)	(231,064)	(721,312)	(1,844,717)

Loss before provision for income taxes	(1,362,226)	(1,757,405)	(34,410,788)

Provision for income taxes	2,400	2,400	87,947

Net loss	$(1,364,626)	$(1,759,805)	$(34,498,735)
Net income (loss) attributable to noncontrolling interest	6,099	(2,586)	(6,456)
Net loss attributable to controlling interest	$(1,370,725)	$(1,757,219)	$(34,492,279)

Basic and diluted loss per common share attributable to controlling interest	$(0.03)	$(0.05)
Weighted average common shares outstanding, basic and diluted	44,651,379	32,750,207

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

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Committed Shares	Deficit Accumulated During the Development	Treasury	Stockholders’
	Shares	Amount	Capital	To Be Issued	Stage	Stock	Deficit
Balances at December 31, 2012	33,559,366	$33,591	$14,847,401	$803,704	$(17,450,102)	$(101,581)	$(1,866,987)

Common Shares issued for Legal Services in January 2013 at $0.121 per share	75,000	75	9,000	-	-	-	9,075
Common Shares issued for conversion of note in February 2013 at $0.072 per share	206,897	207	14,793	-	-	-	15,000
Common Shares issued for conversion of note in March 2013 ranging from $0.032 to $0.046 per share	909,779	910	34,090	-	-	-	35,000
Common Shares issued for conversion of note in April 2013 at $0.03 per share	525,902	526	15,514	-	-	-	16,040
Common Shares issued for conversion of note in May 2013 at $0.023 per share	865,801	866	19,134	-	-	-	20,000
Common Shares issued for conversion of note in June 2013 at $0.014 per share	1,397,059	1,397	17,603	-	-	-	19,000
Common Shares issued for conversion of note in July 2013 at $0.0095 per share	1,263,158	1,263	10,737	-	-	-	12,000
Common Shares issued in connection with Court Ordered warrant exercise in August 2013 at $0 per share	5,740,741	5,741	797,963	(803,704)	-	-	-
Common Shares issued for conversion of note in August 2013 ranging from $0.0066 to $0.0087 per share	2,754,441	2,754	19,046	-	-	-	21,800
Common Shares issued for conversion of note in September 2013 ranging from $0.0054 to $0.0076 per share	4,269,980	4,270	23,130	-	-	-	27,400
Common Shares issued for conversion of note in October 2013 at $0.005 per share	2,300,000	2,300	9,200	-	-	-	11,500
Common Shares issued in settlement of accrued payroll and accounts payable in October 2013 at $0.0125 per share	9,847,501	9,848	113,246	-	-	-	123,094
Common Shares issued for conversion of note in October 2013 at $0.0052 per share	2,307,692	2,308	9,692	-	-	-	12,000
Common Shares issued for conversion of note in November 2013 at $0.0052 per share	811,538	811	3,409	-	-	-	4,220
Common Shares issued in connection with 3(a)10 transaction in December 2013 at $0.0061 per share	2,075,540	2,076	10,484	-	-	-	12,560
Extinguishment of derivative liabilities associated with convertible notes	-	-	169,302	-	-	-	169,302
Net loss attributable to controlling interest	-	-	-	-	(1,370,725)	-	(1,370,725)
Balances at December 31, 2013	68,910,395	68,943	16,123,744	-	(18,820,827)	(101,581)	(2,729,721)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	From March 28, 2006 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(1,364,626)	$(1,759,805)	$(34,498,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of warrant liability	(22,542)	(12,326)	(2,967,358)
Gain from change in fair value of derivative liability	(70,614)	(101,621)	(172,235)
Loss on excess fair value of derivative liability	124,883		124,883
Founders Shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	-	83,736
Gain from deobligation and change in accounting estimate on Department of Energy billings	-	(354,000)	-
Debt issuance costs for rejected loan guarantees	-	-	583,634
Gain on settlement of accounts payable and accrued liabilities	(134,062)	(37,891)	(179,873)
Loss on warrant modification	-	803,704	803,704
Impairment of property and equipment	1,162,148	-	1,162,148
Share-based compensation	12,215	160,874	11,725,556
Unrealized Department of Energy unbilled receivables	-	20,116	20,116
Amortization	250,812	304,725	555,537
Depreciation	2,882	14,909	106,398
Changes in operating assets and liabilities:
Accounts receivable	3,538	(3,538)	-
Department of Energy unbilled grant receivable	-	187,454	42,183
Prepaid expenses and other current assets	4,316	6,959	(4,637)
Accounts payable	139,705	399,928	1,261,075
Accrued liabilities	(169,310)	128,844	405,822
Net cash used in operating activities	(60,655)	(241,668)	(17,125,280)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress, net	(57,956)	(45,457)	(1,116,307)
Net cash used in investing activities	(57,956)	(45,457)	(1,333,943)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the year ended	For the year ended	From March 28, 2006 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	35,000	14,745,000
Proceeds from convertible notes payable	110,000	395,500	3,005,500
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	-	335,230
Repayment from related party line of credit/notes payable	(4,000)	(4,000)	(124,000)
Debt issuance costs	-	(94,800)	(658,434)
Retirement of warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by financing activities	106,000	331,700	18,506,215

Net increase (decrease) in cash and cash equivalents	(12,611)	44,575	46,992

Cash and cash equivalents beginning of period	59,603	15,028	-

Cash and cash equivalents end of period	$46,992	$59,603	$46,992

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,105	$4,343	$74,550
Income taxes	$2,700	$8,179	$29,500

Supplemental schedule of non-cash investing and financing activities:
Conversion of senior secured convertible notes payable	$-	$-	$2,000,000
Conversion of non-secured convertible notes payable	$186,500	$-	$186,500
Interest converted to common stock	$7,460	$-	$63,029
Fair value of warrants issued to placement agents	$-	$-	$725,591
Discount on related party note payable	$-	$-	$83,736
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$45,842
Accretion of redeemable non-controlling interest	$-	$-	$112,500
Derivative liability reclassified to additional paid-in capital	$169,301	$-	$169,301
Discount on convertible notes payable	$-	$167,070	$167,070
Convertible loans issued in connection with thes Liabilities Purchase Agreement	$75,000	$-	$75,000
Accounts payable and accrued liabilities paid in common stock	$146,080	$-	$146,080

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

On November 25, 2013, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from one hundred million (100,000,000) shares of common stock, par value $0.001 per share, to five hundred million (500,000,000) shares of common stock, par value $0.001 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company is a development-stage company which has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2013. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2013, the Company has negative working capital of approximately $1,985,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2014, the Company intends to fund its operations with remaining reimbursements under the Department of Energy contract, as well as seek additional funding in the form of equity or debt. The Company’s ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of April 15, 2014, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of December 31, 2013, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress to date was deemed impaired as disclosed in Note 4.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place. The Company believes that our inability to get financing thus far for the projects as well as the no go decision from the DOE requires impairment of our Fulton Project assets (See Note 4). The Company cannot continue significant development or furtherance of the Fulton project until financing for the construction of the Fulton plant is obtained.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2013 and 2012, the Company has reserved zero and approximately and $20,000, respectively.

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

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over a period ranging from three to five years, except land which is not depreciated. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. During the year ended December 31, 2010, the Company began to capitalize costs in connection with the construction of its Fulton plant, and continued to do so in 2013 until it was determined that the project should be impaired. A portion of these costs were reimbursed under the Department of Energy grant discussed in Note 3. The reimbursable portion was treated as a reduction of those costs.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the years ended December 31, 2013 and 2012 and for the period from March 28, 2006 (Inception) to December 31, 2013, research and development costs included in Project Development were $591,356, $475,792, and $15,529,815, respectively.

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

In connection with the issuance of common stock for gross proceeds of $15,500,000 in December 2007 and the $2,000,000 convertible note financing in August 2007, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the common stock under the Securities Act. The Company filed that registration statement on December 18, 2007 and as required under the registration rights agreement had the registration statement declared effective by the Securities and Exchange Commission (“SEC”) on March 27, 2009 and in so doing incurred no liquidated damages. As of December 31, 2013 and 2012, the Company does not believe that any liquidated damages are probable and thus no amounts have been accrued in the accompanying financial statements.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

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

The Company did not have any level 1 financial instruments at December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the warrant liability and derivative liability are considered level 2 items, see Notes 5, 6, and 9.

As of December 31, 2013 and 2012, the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during 2012 and 2013 due to the following:

Balance as of January 1, 2013	$849,945
Net gain attributable to noncontrolling interest	6,099
Balance at December 31, 2013	$856,044

See Note 8 for details of valuation and changes during the years 2013 and 2012.

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

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

As of December 31, 2013 and 2012, the Department of Energy made up 100% of billed and unbilled Grant Revenues and Department of Energy grant receivables. Management believes the loss of this organization would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2013 and 2012, one customer made up 100% of the Company’s consulting fees revenue. Management believes the loss of consulting to this organization would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2013 and 2012 three vendors made up 65% and 64% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2013 and 2012, the Company had no options and 428,571 and 928,571 warrants outstanding, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting and their effects would have been antidilutive due to the loss.

Share-Based Payments

The Company accounts for stock options issued to employees and consultants under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. The carrying value of our construction in progress, included in property and equipment, was impaired for its full carrying value of $1,162,148 at December 31, 2013. There was no impairment as of December 31, 2012.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award was a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In October 2009, the Company received from the DOE a one-time reimbursement of approximately $3,841,000. This was primarily related to the Company amending its award to include costs previously incurred in connection with the development of the Lancaster site which have a direct attributable benefit to the Fulton Project.

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This is in addition to a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. This brought the DOE’s total award to the Fulton project to approximately $88 million. The Company is currently drawing down on funds for Phase II of its Fulton Project.

As of December 31, 2013, the Company has received reimbursements of approximately $11,914,906 under these awards.

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We rely on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. Awards 1 and 2 consisted of a total reimbursable amount of approximately $87,560,000, and through April 15, 2014, and assuming the appeal is unsuccessful, we have an unreimbursed amount of approximately $843,998 available to us under the awards. The reduction in unreimbursed amounts is further discussed below. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under Award 2 and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. Until the Company is notified of the outcome of its appeal, we still have approximately $843,998 available under the grant until September 30, 2014.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

	December 31, 2013	December 31, 2012
Construction in progress	$-	$1,104,192
Land	109,108	109,108
Office equipment	63,367	63,367
Furniture and fixtures	44,806	44,806
	217,281	1,321,473
Accumulated depreciation	(106,041)	(103,159)
	$111,240	$1,218,314

Depreciation expense for the years ended December 31, 2013 and 2012 and for the period from inception to December 31, 2013 was $2,882, $14,909, and $106,398, respectively.

During the year ended December 31, 2013, the Company invested approximately $58,000 in construction activities at our Fulton Project, compared with $45,500 in 2012 net of DOE reimbursements.

Asset Impairments

In light of the no-go decision by the DOE on December 23, 2013 (Note 3) which discontinued funding under Award 2, the Company determined that the construction-in-progress related to the Fulton Project within property and equipment was impaired. The Company made this determination on the basis that without the availability of funding from the DOE as both a source of funds for the project and as an incentive to potential debt or equity investors since the DOE funds were to cover a substantial portion of construction costs, the probability of completion of the Fulton Project has become remote. In addition there are no other sources of financing currently committed to the project. Accordingly, without the funding necessary to finish the Fulton Project, the future cash flows from the asset are less than the carrying value and a full impairment of $1,162,148 was deemed necessary. The impairment charge is reflected on the statement of operations as an impairment of property and equipment.

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

Convertible Notes Payable – 2012 and 2013

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

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $47,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. During the year ended December 31, 2013, all of the discount was amortized to interest expense, with no remaining unamortized discount. See below for assumptions used in valuing the derivative liability. As of December 31, 2013, all amounts outstanding in relation to this note have been converted to equity through the issuance of 1,642,578 shares of common stock.

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

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $66,000, resulting in a discount to the note and an additional day one charge of $28,507 for the excess value of the derivative liability over the face value of the note. The excess value was recognized as an expense in the accompanying statement of operations. The discount was being amortized over the term of the note. During the year ended December 31, 2013, all $37,500 of the discount was amortized to interest expense with no remaining unamortized discount, and the note was fully converted through the issuance of 2,262,860 shares of common stock. See below for assumptions used in valuing the derivative liability.

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

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $15,600, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. During the year ended December 31, 2013, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 4,017,599 shares of common stock. See below for assumptions used in valuing the derivative liability.

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

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $49,500, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. During the year ended December 30, 2013, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 9,689,210 shares of common stock. See below for assumptions used in valuing the derivative liability.

On June 13, 2013, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of March 17, 2014. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability upon the ability to convert the loan, which commenced on approximately December 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $28,000, resulting in a discount to the note. The discount is being amortized over the term of the note and accelerated as the note is converted. During the year ended December 31, 2013, approximately $6,512 of the discount was amortized to interest expense, with approximately $22,100 remaining unamortized discount. As of December 31, 2013, none of the note was converted into shares of common stock. See below for assumptions used in valuing the derivative liability. Subsequent to December 31, 2013, all principal and interest outstanding in relation to this note were converted to equity.

On December 19, 2013, the Company agreed to a convertible note of $37,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of December 23, 2014. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Since the funds were not transferred until January 2014, due to the investor not wanting to fund until after the new year, the note was recorded as a subsequent event and is not reflected on the financials for the year ended December 31, 2013.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature at inception of the conversion feature and at each conversion event. The Company revalued the conversion feature at December 31, 2013 in the same manner with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of $18,010.

During the year ended December 31, 2013, the range of inputs used to calculate derivative liabilities noted above were as follows:

Year ended December 31, 2013
Annual dividend yield	-
Expected life (years)	0.0 - 0.25
Risk-free interest rate	0.02% - 0.12%
Expected volatility	61.34% - 159%

In addition, fees paid to secure the convertible debt were accounted for as deferred financing costs and capitalized in the accompanying balance sheet or considered and on-issuance discount to the notes. The deferred financing costs and discounts, as applicable, are being amortized over the term of the notes. As of December 31, 2013, the Company amortized approximately $6,806 with $1,031 in deferred financing costs remaining.

See Note 12 for additional issuances and conversions of these notes subsequent to December 31, 2013.

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

Debt Issuance Costs

During 2010, debt issuance costs of $123,800 were incurred, net of DOE reimbursement in connection with the Company submitting an application for a $250 million dollar DOE loan guarantee for the Company’s planned cellulosic ethanol biorefinery in Fulton, Mississippi. This compares to 2009 debt issuance costs of $150,000 incurred in connection with an application for a $58 million dollar DOE loan guarantee for the Company’s planned cellulosic ethanol biorefinery in Lancaster, California. These applications were filed under the Department of Energy (“DOE”) Program DE-FOA-0000140 (“DOE LGPO”), which provides federal loan guarantees for projects that employ innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies.

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

In October 2011, the Company was informed that the USDA would not move forward with the USDA LG; however, appeal processes were provided to afford the Company a chance to change certain aspects of the application. Because of the initial rejection, the Company expensed all related debt costs totaling approximately $309,000 to general and administrative in the statement of operations during the year ended December 31, 2011. As of December 31, 2012, the Company has abandoned the pursuit of the USDA Loan Guarantee program.

From the period of Inception through December 31, 2013, the Company has expensed $583,634 of previously capitalized debt issue costs due to unsuccessful debt financings.

Tarpon Bay Convertible Notes

Pursuant to a 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on November 4, 2013, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which is January 30, 2014. This note is convertible by Tarpon into the Company’s Common Shares at a 50% discount to the lowest closing bid price for the Common Stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

Also pursuant to the the 3(a)10 transaction with Tarpon, on December 23, 2013, the Company issued a convertible promissory note in the principal amount of $50,000 in favor of Tarpon as a success fee (the “Tarpon Success Fee Note”). The Tarpon Success Fee Note is due on June 30, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock at a conversion price for each share of Common Stock at a 50% discount from the lowest closing bid price in the twenty (20) trading days prior to the day that Tarpon requests conversion

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that will be amortized over the term of the notes. During the year ended December 31, 2013, amortization of approximately $23,000 was recognized to interest expense related to the discounts on the notes.

Because the conversion price is variable and does not contain a floor, the conversion feature represents a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing mode for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market as of December 31, 2013 which resulted in a gain of approximately $9,000. The Company used the following assumptions as of December 31, 2013 and each of the notes inception:

	December 31, 2013	Notes Inception
Annual dividend yield	0%	0%
Expected life (years)	0.08	0.17 - 0.52
Risk-free interest rate	0.02%	0.05-0.10%
Expected volatility	159%	159%

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

In connection with the 5,962,963 warrants to expire in December 2012, which were later exercised by Court Order, the Company recognized gains of approximately $0, $1,000, and $2,516,000 from the change in fair value of these warrants during the years ended December 31, 2013 and 2012 and the period from Inception to December 31, 2013.

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

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the below assumptions, for the year ended December 31, 2011. These all warrants either expired or were exercised in 2012 and accordingly no revaluation was necessary as of December 31, 2013 or 2012. See Note 9.

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

	December 31, 2013	December 31, 2012
Annual dividend yield	-	-
Expected life (years)	2.05	3.05
Risk-free interest rate	0.38%	0.72%
Expected volatility	150%	117%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of $22,542, $11,498, and $125,477 during the years ended December 31, 2013 and 2012, and for the period from Inception to December 31, 2013.

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

On March 31, 2008, the Board of Directors of the Company replaced our Chief Financial Officer’s previously existing at-will Employment Agreement with an updated employment agreement, effective February 1, 2008, which terminated on May 31, 2009. The updated agreement contained the following material terms: (i) initial annual salary of $120,000, paid monthly; and (ii) standard employee benefits; (iii) limited termination provisions; (iv) rights to Invention provisions; and (v) confidentiality and non-compete provisions upon termination of employment. This employment agreement expired on May 31, 2009. Our now former Chief Financial Officer served until September 2011, at which time he entered into a month-to-month part-time consulting contract with the Company, for $7,500 per month, payable in cash or stock at the consultant’s option, at predetermined conversion rates. As of April 15, 2014, the Company has brought him back on as a part-time compliance consultant.

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

On November 19, 2013, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to two of the three outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of April 15, 2014, the Company had not yet issued the 6,000 shares issuable for compensation in 2013 to each of its Board Members.

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

Future annual minimum lease payments under the above lease agreements, at December 31, 2013 are as follows:

Years ending
December 31,
2014	$123,504
2015	125,976
2016	125,976
2017	125,976
2018	125,976
Thereafter	2,775,520
Total	$3,402,928

Rent expense under non-cancellable leases was approximately $123,000, $123,000, and $431,000 during the years ended December 31, 2013 and 2012 and the period from Inception to December 31, 2013, respectively. As of December 31, 2013 and 2012, $233,267, and $205,840 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. During 2013 the County of Itawamba forgave approximately $96,000 in lease payments. As of December 31, 2013, the Company was in technical default of the lease due to non-payment. Subsequent to December 31,2013 the Company made lease payments of approximately $140,000. In addition subsequent to year end, the County of Itawamba gave the Company credit for past site preparation reimbursements. Accordingly the remaining balance due was relieved and the Company is no longer deemed to be in default.

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

NOTE 8 - REDEEMABLE NONCONTROLLING INTEREST

On December 23, 2010, the Company sold a one percent (1%) membership interest in its operating subsidiary, BlueFire Fulton Renewable Energy, LLC (“BlueFire Fulton” or the “Fulton Project”), to an accredited investor for a purchase price of $750,000 (“Purchase Price”). The Company maintains a 99% ownership interest in the Fulton Project. In addition, the investor received a right to require the Company to redeem the 1% interest for $862,500, or any pro-rata amount thereon. The redemption is based upon future contingent events based upon obtaining financing for the construction of the Fulton Project. The third party equity interests is reflected as redeemable noncontrolling interests in the Company’s consolidated financial statements outside of equity. The Company accreted the redeemable noncontrolling interest for the total redemption price of $862,500 through the forecasted financial close, estimated to be the end of the third quarter of 2011. On October 5, 2011, the Company received a rejection letter for the USDA loan guarantee, on which was the financing the Company was basing estimates. During the years ended December 31, 2013 and 2012 and the period from Inception to December 31, 2013, the Company recognized the accretion of the redeemable noncontrolling interest of $0, $0, and $112,500, respectively which was charged to additional paid-in capital.

Net income attributable to the redeemable noncontrolling interest during the year ended December 31, 2013 was $6,099 which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net income was presented on the statement of operations.

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2013, the Company did not draw any amount under the Purchase Agreement and issued no shares of common stock. The Purchase Agreement expired in July 2013.

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

The remaining 600,000 shares that were to be issued pro-rata as the Company draws on the Purchase Agreement were also a cost of capital and are recorded as earned by LPC. The value of the shares both add to additional paid-in capital for the value of shares issued and net against it as a cost of capital; accordingly, they are recorded at par value with a corresponding reduction to additional-paid-in capital when earned.

Amended and Restated 2006 Incentive and Nonstatutory Stock Option Plan

On December 14, 2006, the Company established the 2006 incentive and nonstatutory stock option plan (the “Plan”). The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants. Stock options granted under the Plan may be either “Incentive Stock Options” or “Nonstatutory Options” at the discretion of the Board of Directors. The total number of shares of Stock which may be purchased through exercise of Options granted under this Plan shall not exceed ten million (10,000,000) shares, they become exercisable over a period of no longer than five (5) years and no less than 20% of the shares covered thereby shall become exercisable annually.

On October 16, 2007, the Board reviewed the Plan. As such, it determined that the Plan was to be used as a comprehensive equity incentive program for which the Board serves as the Plan administrator; and therefore added the ability to grant restricted stock awards under the Plan.

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2013, 3,307,159 options and 1,747,111 shares have been issued under the plan. As of December 31, 2013, 4,945,730 shares are still issuable under the Plan.

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

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2013, and 2012 and for the period from March 28, 2006 (Inception) to December 31, 2013, the Company recognized stock based compensation, including consultants, of approximately $0, $0, and $4,487,000 to general and administrative expenses and $0, $0, and $4,368,000 to project development expenses, respectively. There is no additional future compensation expense to record at December 31, 2013 based on previous awards.

A summary of the status of the stock option grants under the Plan as of the years ended December 31, 2007, 2008, 2009, 2010, 2011 2012, and 2013 and changes during this period are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007	1,990,000	$2.00
Granted during the year	1,317,159	3.21
Exercised during the year	(20,000)	2.00
Outstanding December 31, 2007	3,287,159	$2.48	4.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2008	3,287,159	$2.48	3.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2009	3,287,159	$2.48	2.40
Granted during the year	-	-
Exercised during the year	-	-
Outstanding December 31, 2010	3,287,159	$2.48	1.40
Granted during the year	-	-
Exercised during the year	-	-
Expired during the year	(2,057,500)	2.00
Outstanding December 31, 2011	1,229,659	$3.21	1.00
Granted during the year	-	-
Exercised during the year	-	-
Expired during the year	(1,229,659)	3.21
Outstanding December 31, 2012	-	$-	-
Exercised during the year	-	-
Expired during the year	-	-
Outstanding December 31, 2013	-	$-	-

There were no amounts received for the exercise of stock options in 2013 or 2012.

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

On February 12, 2007, the Company entered into an employment agreement with a key employee, and simultaneously entered into a consulting agreement with an entity controlled by such employee; both agreements were effective March 16, 2007. Under the terms of the consulting agreement, the consulting entity received 50,000 restricted shares of the Company’s common stock. The common stock was valued at approximately $275,000 based on the closing market price of the Company’s common stock on the date of the agreement. The shares vested in equal quarterly installments on February 12, 2007, June 1, December 1, and December 1, 2007. The Company amortized the entire fair value of the common stock of $275,000 over the vesting period during the year ended December 31, 2007. No additional issuances were made in 2008, 2009, 2010, 2011, 2013 and 2013.

Shares Issued for Services

Throughout the year ended December 31, 2013, the Company issued 75,000 shares of common stock for legal services provided, which compares to 389,752 shares for the same services in 2012. In connection with this issuance the Company recorded approximately $9,100 in legal expense which is included in general and administrative expense, which compares to approximately $83,000 in 2012.

Throughout the year ended December 31, 2013, the company issued no shares of common stock for consulting services provided, which compares to 13,889 shares for consulting services in 2012. In connection, the Company recorded approximately zero in consulting expenses, which compares to approximately $2,100 in 2012.

Shares Issued for Settlement of Accrued Expenses

On December 27, 2012, the Company issued 527,980 shares of common stock in lieu of cash for back rent owed of $93,528. In connection with this issuance the Company recorded a gain on the settlement of accrued rent expenses of $24,891 which is included in the accompanying statement of operations.

On October 14, 2013, the Company issued 9,847,501 shares of common stock in lieu of cash for back pay owed to Company employees of approximately $123,000. In connection with this issuance the Company recorded a gain on the settlement of accrued payroll expenses of $24,619 which is included in the accompanying statement of operations.

Private Placement Agreements

During the year ended December 31, 2007, the Company entered into various placement agent agreements, whereby payments are only ultimately due if capital is raised. Nothing has been paid on these, other than as previously disclosed. As of December 31, 2013, all of these placement agent agreements have expired.

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

On February 26, 2013, the Company received notice that the Court issued an Order in connection with these certain shareholders’ claims of breach of contract and declaratory relief related to 5,740,741 warrants issued by the Company (see Note 7).

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

As such, the modification of the exercise price was treated as an extinguishment of the warrants under the previous terms, with a revaluation of the warrants with new terms. As such, the warrant liability was valued immediately before extinguishment with the gain/loss recognized through earnings and remaining value reclassified to equity. Because there was only approximately one week of remaining life under the unmodified terms and because the previous exercise price was out of the money ($2.90) compared to the price of our common stock on the day of extinguishment ($0.14), the warrant value upon extinguishment was considered to be near zero based on a Black-Scholes calculation, which also used volatility of 104.2% and risk-free rate of 0.07%. Because the warrant liability was also valued near zero as of December 31, 2012, there was no value transferred to equity.

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012, and 2013 changes during the periods is presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding January 1, 2007 (with 50,000 warrants exercisable)	200,000	$5.00
Issued during the year	7,186,694	2.96
Outstanding and exercisable at December 31, 2007	7,386,694	$3.02	4.60
Issued during the year	-	-
Outstanding and exercisable at December 31, 2008	7,386,694	$3.02	3.60
Issued during the year	100,000	3.00
Cancelled during the year	(673,200)	2.90
Outstanding and exercisable at December 31, 2009	6,813,494	$3.03	2.76
Issued during the year	500,000	0.50
Cancelled during the year	(426,800)	2.92
Outstanding and exercisable at December 31, 2010	6,886,694	$2.85	1.98
Issued during the year	428,581	0.55
Expired during the year	(200,000)	5.00
Outstanding and exercisable at December 31, 2011	7,115,275	$2.65	1.20
Issued during the year	-	-
Exercised during the year	(5,740,741)	0.00
Expired during the year	(445,963)	0.28
Outstanding and exercisable at December 31, 2012	928,571	0.52	1.92
Issued during the year	-
Exercised during the year	-	-
Expired during the year	(500,000)	0.50
Outstanding and exercisable at December 31, 2012	428,571	$0.55	2.04

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

This note contains an embedded conversion feature whereby the holder can convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature is considered a derivative instrument and bifurcated. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period. During the years ended December 31, 2013, and 2012, the Company amortized deferred financing costs and recorded as expenses approximately $21,000 and $63,000, respectively, related to the convertible note financing costs.

The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount will be accreted back to the face value of the note over the note term. During the years ended December 31, 2013, and 2012, the Company recorded approximately $39,000 and $123,000, respectively, in discount amortization and approximately $66,000 and $27,000, respectively, in interest expense related to the note.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be approximately $162,000 at the notes inception. The Company revalued the conversion feature at December 31, 2012, and December 31, 2013, in the same manner with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations for the periods ending December 31, 2013, and 2012, of approximately $44,000, and $102,000, respectively.

	December 31, 2013	December 31, 2012	March 28, 2012
Annual dividend yield	-	-	-
Expected life (years)	0.00	0.24	1.00
Risk-free interest rate	0.01%	0.16%	0.19%
Expected volatility	159%	77%	119%

Liability Purchase Agreement

On December 9, 2013, The Circuit Court of the Second Judicial Circuit in and for Leon County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, in accordance with a stipulation of settlement (the “Settlement Agreement”) between the Company, and Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”), in the matter entitled Tarpon Bay Partners, LLC v. BlueFire Renewables, Inc., Case No. 2013-CA-2975 (the “Action”). Tarpon commenced the Action against the Company on November 21, 2013 to recover an aggregate of $583,710 of past-due accounts payable of the Company, which Tarpon had purchased from certain creditors of the Company pursuant to the terms of separate receivable purchase agreements between Tarpon and each of such vendors (the “Assigned Accounts”), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain legal, accounting, financial services, and the repayment of aged debt. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Tarpon upon execution of the Order by the Court on December 9, 2013. Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by Tarpon will not exceed 9.99% of the Company’s Common Stock. In connection with the Settlement Agreement, the Company relied on the exemption from registration provided by Section 3(a)(10) under the Securities Act.

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim. In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which is January 30, 2014. This Note is convertible by Tarpon into the Company’s Common Shares (See Note 5).

Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on December 23, 2013, the Company issued the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee. The Tarpon Success Fee Note is due on June 30, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock (See Note 5).

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of Common Stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $7,450 and providing payments of $22,352 to settle outstanding vendor payables. Subsequent to December 31, 2013, the Company issued Tarpon 61,010,000 shares of Common Stock. The Company cannot reasonably estimate the amount of proceeds Tarpon expects to receive from the sale of these shares which will be used to satisfy the liabilities. Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from. As of December 31, 2013, only 2,075,540 of the initial 6,619,835 shares had been sold by Tarpon, for gross proceeds of $12,560, of which $9,420 was used to settle outstanding liabilities and the remainder applied to Tarpon fees, and charged to stock compensation in the accompanying consolidated financial statements. Shares in which are held by Tarpon at each reporting period are accounted for as issued but not outstanding.

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

Asset Transfer Agreement with Ark Entergy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2013 and 2012, the Company had not incurred any liabilities related to the agreement.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of December 31, 2013 and 2012, the outstanding balance on the line of credit was approximately $11,230 and $15,230 with $28,770 and $24,770 remaining under the line, respectively. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

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

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. The discount was fully amortized during the year ended December 31, 2011.

NOTE 11 – INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Current Tax Provision
Federal	$-	$-
State	2,400	2,400
Total	$2,400	$2,400

Deferred tax provision (benefit)
Federal	(6,937,891)	(6,646,663)
State	(614,642)	(796,294)
Valuation Allowance	7,552,533	7,442,957
Total		-
Total Provision for income taxes	$2,400	$2,400

Current taxes in 2013 and 2012 consist of minimum taxes to the State of California..

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
US federal statutory income tax rate	30%	30%
State tax - net of benefit	4%	4%
	34%	34%

Permanent differences	-10%	-11%
Reserves and accruals	0%	-7%
Changes in deferred tax assets	-16%	4%
Increase in valuation allowance	-8%	-20%
Effective tax rate	0%	0%

The components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred income tax assets
Net operating loss carryforwards	$7,552,533	$7,327,107
Reserves and accruals	-	115,850
Valuation allowance	(7,552,533)	(7,442,957)
	$-	$-

The Company’s deferred tax assets consist primarily of net operating loss (“NOL”) carry forwards of approximately $7,553,000 and $7,327,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $23.1 million and $15.4 million, respectively. At December 31, 2012, the Company had NOL carry forwards for Federal and California income tax purposes, totaling approximately $21.8 million and $19.6 million, respectively. Federal and California NOL’s have begun to expire and fully expire in 2033 and 2023, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State purposes they expired beginning in 2012.

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

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2009 through 2013 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2009 through 2013 and currently does not have any ongoing tax examinations.

In addition, the Company is not current in their federal and state income tax filings prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

NOTE 12 – SUBSEQUENT EVENTS

On December 19, 2013, the Company signed a convertible note of $37,500 with Asher Enterprises, Inc, however this note did not fund until January 8, 2014. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of December 23, 2014. The convertible promissory note is convertible into shares of the Company’s common stock after six months as disclosed in Note 5.

Subsequent to December 31, 2013, the holder of various convertible notes, converted $32,500 in principal and $1,300 of accrued interest into 22,207,699 shares of common stock. See Note 5 for more information on the conversion features of the notes.

Subsequent to year end, the Company paid the remaining $140,639 in lease payments on its Fulton Project that were past due, so as of April 15, 2014, the Company is out of default and is current on the lease payments for the Fulton Project.

Subsequent to year end, the Company paid off the senior secured convertible note and accrued interest thereon, along with other fees due TCA for total payment of approximately $459,000.

Subsequent to year end, the Company received investments totaling $350,000 from an investor in the form of a debenture with warrants.

