Form 10-Q
period 2014-03-31
Bluefire Renewables, Inc.
filed 2014-05-20
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 20, 2014, there were 156,704,560 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$66,042	$46,992
Department of Energy grant receivable	111,327	-
Costs of financing	-	1,031
Prepaid expenses	26,924	4,636
Total current assets	204,293	52,659

Property, plant and equipment, net of accumulated depreciation of $106,237 and $106,041, respectively	111,045	111,240
Total assets	$315,338	$163,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$833,177	$1,108,684
Accrued liabilities	371,644	272,910
Convertible notes payable, net of discount of $25,949 and $75,695, respectively	336,551	322,385
Line of credit, related party	11,230	11,230
Note payable to a related party	200,000	200,000
Derivative liability	206,715	122,309
Total current liabilities	1,959,317	2,037,518

Outstanding warrant liability	470	58
Total liabilities	1,959,787	2,037,576

Redeemable noncontrolling interest	858,416	856,044

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 143,804,560 and 73,486,861 shares issued; and 143,772,388 and 68,910,395 outstanding, as of March 31, 2014 and December 31, 2013, respectively	143,804	68,943
Additional paid-in capital	16,300,922	16,123,744
Treasury stock at cost, 32,172 shares at March 31, 2014 and December 31, 2013	(101,581)	(101,581)
Deficit accumulated during the development stage	(18,846,010)	(18,820,827)
Total stockholders’ deficit	(2,502,865)	(2,729,721)

Total liabilities and stockholders’ deficit	$315,338	$163,899

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31, 2014	For the Three Months ended March 31, 2013	From March 28, 2006 (inception) Through March 31, 2014

Revenues:
Consulting fees	$85,520	$2,020	$371,500
Department of Energy grant revenue	525,586	66,111	8,480,365
Department of Energy - unbilled grant revenue	-	-	197,041
Total revenues	611,106	68,131	9,048,906

Cost of revenue
Consulting revenue	-	-	61,391
Gross margin	611,106	68,131	8,987,515

Operating expenses:
Project development, including stock based compensation of $0, $0, and $4,468,490, respectively	213,925	118,387	20,212,230
General and administrative, including stock based compensation of $36,977, $9,075, and $6,521,736, respectively	293,352	222,339	19,075,379
Impairment loss	-	-	1,162,148
Related party license fee	-	-	1,000,000
Total operating expenses	507,277	340,726	41,449,757

Operating income (loss)	103,829	(272,595)	(32,462,242)

Other income and (expense):
Other income	-	-	256,295
Financing related charge	-	-	(211,660)
Amortization of debt discount	(50,218)	(39,678)	(1,081,994)
Interest expense	(15,656)	(98,486)	(477,080)
Related party interest expense	(337)	(457)	(176,280)
Loss on extinguishment of debt	-	-	(2,818,370)
Loss on warrant modification	-	-	(803,704)
Gain on settlement of accounts payable and accrued liabilities	95,990	-	275,863
Deobligation of Department of Energy billings in excess of estimated earnings	-	-	354,000
Gain (Loss) from change in fair value of warrant liability	(412)	14,119	2,966,946
Gain (Loss) from change in fair value of derivative liability	(154,264)	(30,731)	17,971
Loss on excess fair value of derivative liability	-	-	(124,883)
Loss on the retirements of warrants	-	-	(146,718)
Total other income and (expense)	(124,897)	(155,233)	(1,969,614)

Loss before income taxes	(21,068)	(427,828)	(34,431,856)
Provision for income taxes	1,743	1,105	89,690
Net loss	$(22,811)	$(428,933)	$(34,521,546)

Net income (loss) attributable to noncontrolling interest	2,372	(2,057)	(4,083)
Net loss attributable to controlling interest	$(25,183)	$(426,876)	$(34,517,463)
Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	110,302,236	33,906,109

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	From March 28, 2006 (inception) Through March 31, 2014

Cash flows from operating activities:
Net loss	$(22,811)	$(428,933)	$(34,521,546)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in the fair value of warrant liability	412	(14,119)	(2,966,946)
(Gain) loss from change in fair value of derivative liability	154,264	30,731	(17,971)
Loss on excess fair value of derivative liability	-	-	124,883
Founders’ shares	-	-	17,000
Costs associated with purchase of Sucre Agricultural Corp	-	-	(3,550)
Interest expense on beneficial conversion feature of convertible notes	-	-	676,983
Loss on extinguishment of convertible debt	-	-	2,718,370
Loss on retirement of warrants	-	-	146,718
Common stock issued for interest on convertible notes	-	-	55,585
Discount on sale of stock associated with private placement	-	-	211,660
Accretion of discount on note payable to related party	-	-	83,736
Debt issuance costs for rejected loan guarantees	-	-	583,634
Gain on settlement of accounts payable and accrued liabilities	(95,990)	-	(275,863)
Loss on warrant modification	-	-	803,704
Impairment of property and equipment	-	-	1,162,148
Share-based compensation	36,977	9,075	11,762,533
Unrealized Department of Energy unbilled receivables	-	-	20,116
Amortization	51,249	107,425	606,786
Depreciation	196	1,533	106,594
Changes in operating assets and liabilities:
Accounts receivable	-	(2,020)	-
Department of Energy unbilled grant receivable	-	-	42,183
Department of Energy grant receivable	(111,327)	-	(111,327)
Prepaid expenses and other current assets	(22,288)	(6,579)	(26,925)
Accounts payable	(109,166)	72,413	1,151,909
Accrued liabilities	102,534	157,534	508,356
Net cash used in operating activities	(15,950)	(72,940)	(17,141,230)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(217,636)
Construction in progress	-	(35,459)	(1,116,307)
Net cash used in investing activities	-	(35,459)	(1,333,943)

Cash flows from financing activities:
Cash paid for treasury stock	-	-	(101,581)
Cash received in acquisition of Sucre Agricultural Corp.	-	-	690,000
Proceeds from sale of stock through private placement	-	-	544,500
Proceeds from exercise of stock options	-	-	40,000
Proceeds from issuance of common stock	-	-	14,745,000
Proceeds from convertible notes payable	35,000	80,000	3,040,500
Repayment of notes payable	-	-	(500,000)
Proceeds from related party line of credit/notes payable	-	-	335,230
Repayment from related party line of credit/notes payable	-	-	(124,000)
Debt issuance costs	-	-	(658,434)
Retirement of warrants	-	-	(220,000)
Proceeds from sale of LLC Unit	-	-	750,000
Net cash provided by financing activities	35,000	80,000	18,541,215

Net increase (decrease) in cash and cash equivalents	19,050	(28,399)	66,042

Cash and cash equivalents beginning of period	46,992	59,603	-

Cash and cash equivalents end of period	$66,042	$31,204	$66,042

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$-	$-	$61,445
Income taxes	$-	$-	$27,100

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$32,500	$50,000	$2,219,000
Interest converted to common stock	$1,300	$-	$64,329
Fair value of warrants issued to placement agents	$-	$-	$725,591
Accounts payable, net of reimbursement, included in construction-in-progress	$-	$-	$45,842
Discount on related party note payable	$-	$-	$83,736
Accretion of redeemable noncontrolling interest	$-	$-	$112,500
Derivative liability reclassed to additional paid-in capital	$-	$44,649	$169,301
Discount on convertible notes payable	$2,500	$-	$169,570
Convertible loans issued in connection with the Liabilities Purchase Agreement	$-	$-	$75,000
Accounts payable and accrued liabilities paid in common stock	$-	$-	$146,080

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company is a development-stage company which has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2014. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2014, the Company has negative working capital of approximately $1,755,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2014, the Company intends to fund its operations with remaining reimbursements under the Department of Energy contract as available, as well as seek additional funding in the form of equity or debt. The Company’s ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of May 20, 2014, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated below, and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in 2009. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise the necessary financing. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of March 31, 2014, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project until financing for the construction of the Fulton plant is obtained.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiary, BlueFire Ethanol, Inc. BlueFire Ethanol Lancaster, LLC, BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold) and SucreSource LLC are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During three months ended March 31, 2014 and 2013 and for the period from March 28, 2006 (Inception) to March 31, 2014, research and development costs included in Project Development were approximately $214,000, $118,000, and $15,744,000, respectively.

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

In connection with the Company signing the $2,000,000 Equity Facility with TCA on March 28, 2012, the Company agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it was not declared effective. The Company was working with TCA to resolve this issue and subsequent to March 31, 2014, the Equity Facility was canceled and related convertible note repaid in full. No penalties were incurred as part of the repayment.

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

The Company did not have any level 1 financial instruments at March 31, 2014 or December 31, 2013.

As of March 31, 2014, the Company’s warrant liability and derivative liability are considered level 2 items (see Notes 4 and 5).

As of March 31, 2014 and December 31, 2013 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during the three months ended March 31, 2014 as follows.

Balance at December 31, 2013	$856,044
Net loss attributable to noncontrolling interest	2,372
Balance at March 31, 2014	$858,416

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2014 and 2013, the Company had 428,571 and 928,571 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding quarter and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss.

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

NOTE 3 - DEVELOPMENT CONTRACTS

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

In June 2011, it was determined that the Company had received an overpayment of approximately $354,000 from the cumulative reimbursements of the DOE grants under Award 1 for the period from inception of the award through December 31, 2010. The overpayment was a result of estimates made on the indirect rate during the reimbursement process over the course of the award. In 2012, the Company proceeded with the close out of Award 1, and in September 2012 Award 1 was officially closed and the overpayment was deobligated. The Company was notified of the deobligation in the fourth quarter of 2012.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under Award 2 and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. Until the Company is notified of the outcome of its appeal, we still have approximately $730,000 available under the grant prior to September 30, 2014. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

As of March 31, 2014, the Company has received reimbursements of approximately $12,440,492 under these awards.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On March 28, 2012 the Company entered into a $300,000 promissory note with a third party. See Note 9 for additional information.

From time-to-time the Company enters into convertible notes with Asher Enterprises, Inc. Under the terms of these notes, the Company is to repay any principal balance and interest, at 8% per annum at a given maturity date which is generally less than one year. The Company has the option to prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.

The Company determined that since the conversion prices are variable and do not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan after the six month period specified above. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above.

On July 31, 2012, the Company issued a convertible note of $63,500 to Asher Enterprises, Inc. with terms identified above, maturity date of May 2, 2013, and a conversion start date of January 27, 2013

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $47,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of March 31, 2014, all amounts outstanding in relation to this note have been converted to equity through the issuance of 1,642,578 shares of common stock.

On October 11, 2012, the Company issued a convertible note of $37,500 to Asher Enterprises, Inc. with terms identified above, maturity date of July 15, 2013, and a conversion start date of April 9, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $66,000, resulting in a discount to the note and an additional day one charge of $28,507 for the excess value of the derivative liability over the face value of the note. The excess value was recognized as an expense in the accompanying statement of operations. The discount was amortized over the term of the note. As of March 31, 2014 the note was fully converted through the issuance of 2,262,860 shares of common stock.

On December 21, 2012, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc, which was funded and effective in January 2013 with terms identified above, maturity date of September 26, 2013 and a conversion start date of June 19, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $15,600, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of March 31, 2014, the note was fully converted into 4,017,599 shares of common stock.

On February 11, 2013, the Company agreed to a convertible note of $53,000 to Asher Enterprises, Inc. with terms identified above, maturity date of November 13, 2013, and a conversion start date of August 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $49,500, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of March 31, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 9,689,211 shares of common stock.

On June 13, 2013, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc. with terms identified above, maturity date of March 17, 2014, and a conversion start date of December 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $28,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of March 31, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 22,207,699 shares of common stock. See below for assumptions used in valuing the derivative liability.

On December 19, 2013, the Company agreed to a convertible note of $37,500 to Asher Enterprises, Inc. which was funded and effective in January 2014 with terms identified above and a maturity date of December 23, 2014. Since the conversion feature is only convertible after six months, there is no derivative liability. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature at inception (as applicable), at each conversion event, and at quarter end. Based on valuation conducted during the quarter and at March 31, 2014 of derivative liabilities related to Asher Enterprises, Inc. notes, the Company recognized a loss on derivative liabilities of $51,741, which is included in the accompanying statement of operations within Gain (loss) from change in fair value of derivative liabilities.

During the three months ending March 31, 2014, the range of inputs used to calculate derivative liabilities noted above were as follows:

Three months ending
March 31, 2014
Annual dividend yield	-
Expected life (years)	0.04 - 0.18
Risk-free interest rate	0.04 - 0.07%
Expected volatility	196.87%

In addition, fees paid to secure the convertible debt were accounted for as deferred financing costs and capitalized in the accompanying balance sheet or considered an on-issuance discount to the notes. The deferred financing costs and discounts, as applicable, are amortized over the term of the notes.

Tarpon Bay Convertible Notes

Pursuant to a 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on November 4, 2013, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was January 30, 2014. This note is convertible by Tarpon into the Company’s Common Shares at a 50% discount to the lowest closing bid price for the Common Stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

Also pursuant to the 3(a)10 transaction with Tarpon, on December 23, 2013, the Company issued a convertible promissory note in the principal amount of $50,000 in favor of Tarpon as a success fee (the “Tarpon Success Fee Note”). The Tarpon Success Fee Note is due on June 30, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock at a conversion price for each share of Common Stock at a 50% discount from the lowest closing bid price in the twenty (20) trading days prior to the day that Tarpon requests conversion

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that will be amortized over the term of the notes. During the three months ended March 31, 2014, amortization of approximately $27,886 was recognized to interest expense related to the discounts on the notes.

Because the conversion price is variable and does not contain a floor, the conversion feature represents a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing mode for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market as of March 31, 2014 which resulted in a loss of approximately $102,995. The Company used the following assumptions as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.001 - 0.25	0.8
Risk-free interest rate	0.03 - 0.05%	0.02%
Expected volatility	234.84%	159%

As of March 31, 2014, the Company amortized $1,031 in deferred financing costs with $0 remaining.

As of March 31, 2014, the Company amortized on issuance discounts totaling $50,218 with approximately $25,949 in remaining of on-issuance discounts.

NOTE 5 - OUTSTANDING WARRANT LIABILITY

Effective January 1, 2009, we adopted the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, 6,962,963 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an exercise price of $2.90; 5,962,563 warrants were set to expire in December 2012 and 1,000,000 expired August 2010 (See Note 7). As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2007 and December 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $15.7 million to beginning retained earnings and $2.9 million to a long-term warrant liability to recognize the fair value of such warrants on such date.

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

In connection with the 5,962,963 warrants that expired in December 2012, the Company recognized gains of approximately $0, $0, and $2,516,000 from the change in fair value of these warrants during the quarters ended March 31, 2014 and 2013 and the period from Inception to March 31, 2014.

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

These common stock purchase warrants were initially issued in connection with two private offerings, our August 2007 issuance of 689,655 shares of common stock and our December 2007 issuance of 5,740,741 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, changes in the fair value of these warrants are recognized in earnings until such time as the warrants are exercised or expire. These warrants either expired or were exercised in 2012 and accordingly no revaluation was necessary as of March 31, 2014 or December 31, 2013. See Note 9.

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

	March 31, 2014	December 31, 2013
Annual dividend yield	-	-
Expected life (years) of	1.80	2.05
Risk-free interest rate	0.44%	0.38%
Expected volatility	207.71%	150%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of approximately $(400), $14,000, and $125,000 during the three months ended March 31, 2014 and 2013, and for the period from Inception to March 31, 2014.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, and $462,000 during the three months ended March 31, 2014 and 2013 and the period from Inception to March 31, 2014, respectively.

As of March 31, 2014 and December 31, 2013, $0, and $233,267 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. During 2013, the County of Itawamba forgave approximately $96,000 in lease payments. As of March 31, 2014, the Company made lease payments of approximately $168,000. In addition, during the quarter, the County of Itawamba gave the Company credit for past site preparation reimbursements provided to the County through DOE reimbursements totaling approximately $96,000 which was recorded as a gain in the accompanying statement of operations. Accordingly the remaining balance due was relieved and the Company is no longer deemed to be in default.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash. These warrants expired on December 15, 2013.

The fair value of the warrants was $83,736 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 112.6%, risk-free interest rate of 1.1%, dividend yield of 0%, and a term of three (3) years.

The proceeds were allocated to the warrants issued to the note holder based on their relative fair values which resulted in $83,736 allocated to the warrants. The amount allocated to the warrants resulted in a discount to the note. The Company amortized the discount over the estimated term of the Loan using the straight line method due to the short term nature of the Loan. The Company estimated the Loan would be paid back during the quarter ended September 30, 2011. During the three months ended March 31, 2014 and 2013, and for the period from March 28, 2006 (Inception) to March 31, 2014, the Company amortized the discount to interest expense of approximately $0, $0, and $83,736, respectively.

During the three months ended March 31, 2014 and 2013, and for the period from March 28, 2006 (Inception) to March 31, 2014, the Company recognized interest expense of approximately $0, $0, and $30,000, respectively.

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

Net income (loss) attributable to the redeemable noncontrolling interest during for the three months ended March 31, 2014 and 2013 and for the period from Inception to March 31, 2014 was $2,372, $(2,057), and $(4,083), respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the statement of operations.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three months ended March 31, 2014 and 2013, and for the period from March 28, 2006 (Inception) to March 31, 2014, the Company recognized stock-based compensation, including consultants, of approximately $37,000, $9,100, and $6,522,000 to general and administrative expenses and $0, $0, and $4,468,000 to project development expenses, respectively. There is no additional future compensation expense to record as of March 31, 2014 based on the previous awards.

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

There were no upper limits to the price LPC would pay to purchase our common stock and the purchase price of the shares related to the $10 million funding were based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company controlled the timing and amount of any sales of shares to LPC. LPC did not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock was below $0.15. The Purchase Agreement contained customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. LPC had covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The Purchase Agreement was terminated in July 18, 2013.

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

During the three months ended March 31, 2014 and 2013 and the period from Inception to March 31, 2014 the Company drew $0, $0, and $385,000 on the Purchase Agreement.

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

On March 28, 2012, BlueFire entered into a security agreement (the “Security Agreement”) with TCA, related to a $300,000 convertible promissory note issued by BlueFire in favor of TCA (the “Convertible Note”). The Security Agreement grantsed to TCA a continuing, first priority security interest in all of BlueFire’s assets, wheresoever located and whether now existing or hereafter arising or acquired. On March 28, 2012, BlueFire issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note was March 28, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum with a default rate of eighteen percent (18%) per annum. The Convertible Note was convertible into shares of BlueFire’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note had the option to be prepaid in whole or in part at BlueFire’s option without penalty. The proceeds received by the Company under the purchase agreement were used for general working capital purposes which include costs reimbursed under the DOE cost share program.

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. Amortization of the deferred financing costs during the quarters ended March 31, 2014 and 2013 was approximately $0 and $38,600, respectively. As of March 31, 2014, there were no remaining deferred financing costs.

This note contained an embedded conversion feature whereby the holder could convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature was considered a derivative instrument and bifurcated. This liability is recorded on the face of the financial statements as “derivative liability”, and must be revalued each reporting period.

The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount was accreted back to the face value of the note over the note term.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be $161,570 at the notes inception. The Company revalued the conversion feature at March 31, 2014 in the same manner with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations of $2,600.

	March 31, 2014	December 31, 2013	March 28, 2012
Annual dividend yield	-	-	-
Expected life (years)	0.00	0.00	1.00
Risk-free interest rate	0.03%	0.01%	0.19%
Expected volatility	234.84%	159%	119.00%

This note was repaid in full subsequent to March 31, 2014; see Note 10.

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

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim. In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which is January 30, 2014. This Note is convertible by Tarpon into the Company’s Common Shares (See Note 4).

Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on December 23, 2013, the Company issued the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee. The Tarpon Success Fee Note is due on June 30, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock (See Note 4).

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of Common Stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $7,450 and providing payments of $22,352 to settle outstanding vendor payables. During the three months ended March 31, 2014, the Company issued Tarpon 48,110,000 shares of Common Stock from which gross proceeds of $130,668 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $32,667 and providing payments of $98,001 to settle outstanding vendor payables. Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from. Subsequent to March 31, 2014, the Company issued additional shares of common stock to Tarpon. See Note 10.

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

NOTE 10 -SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company paid off the senior secured convertible note and accrued interest thereon, along with other fees due TCA for total payment of approximately $459,000. See Note 9 for more information on the note.

Subsequent to March 31, 2014, the Company received investments totaling $350,000 from an investor in the form of a debenture with warrants.

Subsequent to March 31, 2014 the Company issued 12,900,000 shares of common stock to Tarpon pursuant to the Settlement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our initial planned bio-refineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the now non-appealable permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. In December 2011, BlueFire requested an extension to pay the project’s permits for an additional year while we awaited potential financing. The Company has since let the air permits expire as there were no more extensions available and management deemed the project not likely to start construction in the short-term. BlueFire will need to resubmit for air permits once it is able to raise necessary financing. The Company sees the project on hold until we receive the funding to construct the facility. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated above, and only requires minimal capital to maintain until funding is obtained for the construction. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital use in prior years. Although the Company is actively seeking financing for this project no definitive agreements are in place.

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed, although the Company was not notified until after our September 30, 2012 quarterly report was filed. As of December 31, 2013, BlueFire has been reimbursed approximately $11,914,906 from the DOE under this award. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under the DOE Grant and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. The Company cannot make any assurances that the DOE’s decision will be reversed on appeal or that such an appeal will be heard at all. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they were currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of March 31, 2014, no significant progress had been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. The Company may reapply at a later date. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire has transitioned away from Huadian to pursue opportunities with a larger, better equipped Chinese Engineering Procurement Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In Mid 2013, the company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies.

●	In February of 2012, SurceSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2014 work product and additional services will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategy for its planned bio-refineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) and subsequent funding Bills provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill and the subsequent funding Bills, although initial attempts have been unsuccessful.

●	Utilize remaining proceeds from reimbursements under the DOE contract.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

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

* Electrical Equipment List

* Line List

* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application would not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The USDA offered to meet with the Lender and the Company in order to provide further explanation as to its decision and to allow the Lender and the Company the opportunity to provide any new information and potential alternatives for the USDA’s consideration. As of March 31, 2014, no significant progress has been made with the USDA or the Lender and thus the Company has abandoned the pursuit of the USDA Loan Guarantee program. In October 2011, BlueFire signed a Memorandum of Understanding with China Huadian Engineering Co., a unit of China Huadian Corp., which is China’s fourth-largest utility, to buy a stake in the Fulton Project and may later also provide debt financing. BlueFire has transitioned away from Huadian to pursue opportunities with a larger, better equipped Chinese Engineering Procurement Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue

Revenues for the three months ended March 31, 2014 and 2013, were approximately $611,000 and $68,000, respectively. Revenue in both 2014 and 2013 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development costs involving commercialization of our technologies. The increase in revenue is made up of two sources: (i) increased revenue from DOE reimbursements in 2014 as certain salary costs are no longer being capitalized to construction-in-progress as they were in 2013 for which the reimbursement offset construction-in-progress costs, and (ii) the Company received approximately $84,000 in revenue as a commitment fee from GS Caltex.

The commitment fee from GS Caltex was earned upon receipt as no services, current or future, were required to be performed as part of the fee. Accordingly, there are no corresponding costs of sales. In the future, the Company will incur costs of sales when hourly consulting fees are incurred.

Project Development

For the first quarter in 2014, our project development costs were approximately $214,000, compared to project development costs of $118,000 for the same period during 2013. The increase in project development costs is mainly due to the fact that a portion of engineering salaries were capitalized to construction-in-progress during the first quarter of 2013, whereas they were expensed in the similar 2014 period. The change in classification was due to the impairment of construction-in-progress during 2013 and the Company no longer capitalizing those costs.

General and Administrative Expenses

General and administrative expenses were approximately $293,000 for the first quarter of 2014, compared to $222,000 for the same period in 2013. The increase in general and administrative costs is mainly due to increased costs relating to insurance and certain legal costs as well as stock based compensation cost increases as part of the Tarpon Bay 3(a)10 transaction.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of March 31, 2014, we had cash and cash equivalents of approximately $66,000. As of May 20, 2014, we had cash and cash equivalents of approximately $48,700.

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

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. As of May 20, 2014, the outstanding balance on the line of credit is approximately $11,230.

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

On July 31, 2012, the Company borrowed $63,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and was due on May 2, 2013. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement. This note and all accrued interest has been converted into common stock.

On October 11, 2012, the Company borrowed $37,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and was due on July 15, 2013. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

On December 21, 2012, the Company borrowed $32,500 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and was due on September 26, 2013. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

On February 11, 2013, the Company borrowed $53,000 under a short-term convertible note payable with a third party. Under the terms of the agreement, the note incurs interest at eight percent per annum and was due on November 13, 2013. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

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

On December 19, 2013, the Company entered into an agreement to borrow $37,500 under a short-term convertible note payable with a third party which was funded and effective in January 2014. Under the terms of the agreement, the note incurs interest at eight percent per annum and is due on December 23, 2014. The note is convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company may prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2014, the Company intends to fund its operations with reimbursements under the Department of Energy contract, from the sale of Fulton Project equity ownership, and from the sale of debt or equity instruments. The Company’s ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of May 20, 2014, there is approximately $730,000 available to the Company under the contract and the remaining money could still be available pending the results of the appeal. As of May 20, 2014, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the three months ended March 31, 2014 and 2013, we used cash of approximately $16,000 and $73,000 in operating activities. During the 2014 period we had a net loss of approximately $22,800, which was offset by non-cash charges of approximately $147,000 and operating assets and liabilities of approximately $(132,747). During the 2013 period, we had a net loss of approximately $429,000, which was offset by non-cash charges of approximately $135,000 and operating assets and liabilities of approximately $221,000. The decrease in cash used in operating activities is a reflection of reduced overheads and G&A expenses.

During the three months ended March 31, 2014, we invested approximately $0 net of DOE reimbursements in construction activities at our Fulton Project, compared with $35,000, net of DOE reimbursements in the similar period in 2013. This decrease was due to the decision to impair the property and equipment assets at the end of 2013, and such costs no longer being capitalized to construction-in-progress.

During the three months ended March 31, 2014, we had positive cash flow from financing activities of approximately $35,000 compared to approximately $80,000 for the same period in 2013, both of which were from the issuance of convertible notes. The decrease was due to the Company not entering into convertible note agreements in 2014 at the same rate as in 2013.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4 there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10Q, the Company was in default with regard to its payment obligations, on a convertible note issued in favor of TCA on March 28, 2012, in the aggregate principal amount of $300.000 (the “TCA note”). On April 11, 2014, the Company paid the balance of the TCA Note and is no longer in default on any senior securities. See Note 10 for additional information.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: May 20, 2014	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

