Form 10-Q
period 2014-06-30
Bluefire Renewables, Inc.
filed 2014-08-11
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 11, 2014, there were 181,242,551 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$41,120	$46,992
Accounts receivable	76,723	-
Department of Energy grant receivable	103,356	-
Costs of financing	-	1,031
Prepaid expenses	20,034	4,636
Total current assets	241,233	52,659

Property, plant and equipment, net of accumulated depreciation of $106,492 and $106,041, respectively	110,789	111,240
Total assets	$352,022	$163,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$832,916	$1,108,684
Accrued liabilities	183,383	272,910
Convertible notes payable, net of discount of $1,250 and $75,695, respectively	98,750	322,385
Notes payable, net of discount of $32,699 and $0, respectively	347,301	-
Line of credit, related party	51,230	11,230
Note payable to a related party	200,000	200,000
Derivative liability	87,500	122,309
Total current liabilities	1,801,080	2,037,518

Outstanding warrant liability	296	58
Total liabilities	1,801,376	2,037,576

Redeemable noncontrolling interest	858,417	856,044

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 156,704,560 and 73,486,861 shares issued; and 156,672,388 and 68,910,395 outstanding, as of June 30, 2014 and December 31, 2013, respectively	156,704	68,943
Additional paid-in capital	16,395,771	16,123,744
Treasury stock at cost, 32,172 shares at June 30, 2014 and December 31, 2013	(101,581)	(101,581)
Accumulated deficit	(18,758,665)	(18,820,827)
Total stockholders’ deficit	(2,307,771)	(2,729,721)

Total liabilities and stockholders’ deficit	$352,022	$163,899

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013

Revenues:
Consulting fees	$128,705	$-	$214,225	$2,020
Department of Energy grant revenue	323,917	551,828	849,503	617,939
Total revenues	452,622	551,828	1,063,728	619,959

Cost of revenue
Consulting revenue	12,369	-	12,369	-
Gross margin	440,253	551,828	1,051,359	619,959

Operating expenses:
Project development	201,548	128,301	415,473	246,688
General and administrative	181,676	176,263	475,028	398,602
Total operating expenses	383,224	304,564	890,501	645,290

Operating income (loss)	57,029	247,264	160,858	(25,331)

Other income and (expense):
Amortization of debt discount	(34,323)	(44,513)	(84,541)	(125,616)
Interest expense	(20,896)	(19,386)	(36,552)	(76,447)
Related party interest expense	(1,417)	(462)	(1,754)	(919)
Gain on settlement of accounts payable and accrued liabilities	-	-	95,990	-
Gain / (loss) from change in fair value of warrant liability	174	7,736	(238)	21,855
Gain / (loss) from change in fair value of derivative liability	86,527	90,236	(67,737)	59,505
Loss on excess of derivative over face value	-	(28,507)	-	(28,507)
Total other income and (expense)	30,065	5,104	(94,832)	(150,129)

Income (loss) before income taxes	87,094	252,368	66,026	(175,460)
Provision (benefit) for income taxes	(252)	(355)	1,491	751
Net income (loss)	$87,346	$252,723	$64,535	$(176,211)

Net income (loss) attributable to non-controlling interest	1	(685)	2,373	(2,742)
Net income (loss) attributable to controlling interest	$87,345	$253,408	$62,162	$(173,469)
Basic and diluted income (loss) per common share	$0.00	$0.01	$0.00	$(0.00)
Weighted average common shares outstanding, basic and diluted	155,680,081	35,699,485	133,116,512	34,807,751

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net income (loss)	$64,535	$(176,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in the fair value of warrant liability	238	(21,855)
Change in fair value of derivative liability	67,737	(59,505)
Loss on excess fair value of derivative liability	-	28,507
Gain on settlement of accounts payable and accrued liabilities	(95,990)	-
Share-based compensation	46,711	9,075
Amortization	87,600	154,439
Depreciation	451	1,989
Changes in operating assets and liabilities:
Accounts receivable	(76,723)	(93,294)
Department of Energy grant receivable	(103,356)	-
Prepaid expenses and other current assets	(15,398)	(4,608)
Accounts payable	(86,423)	127,993
Accrued liabilities	(87,754)	(124,860)
Net cash used in operating activities	(198,372)	(158,330)

Cash flows from investing activities:
Construction in progress	-	3,892
Net cash provided by investing activities	-	3,892

Cash flows from financing activities:
Proceeds from convertible notes payable	35,000	110,000
Repayment of convertible notes payable	(262,500)	-
Proceeds from notes payable	380,000	-
Proceeds from related party line of credit/notes payable	40,000	-
Net cash provided by financing activities	192,500	110,000

Net decrease in cash and cash equivalents	(5,872)	(44,438)

Cash and cash equivalents beginning of period	46,992	59,603

Cash and cash equivalents end of period	$41,120	$15,165

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$98,179	$-
Income taxes	$-	$751

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$32,500	$101,000
Interest converted to common stock	$1,300	$4,040
Discount on fair value of warrants issued with note payable	$42,323	$-
Derivative liability reclassed to additional paid-in capital	$-	$86,187
Liabilities settled in connection with the Liabilities Purchase Agreement	$133,935	$-

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

Going Concern

The Company has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2014. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of June 30, 2014, the Company has negative working capital of approximately $1,560,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2014, the Company intends to fund its operations with remaining reimbursements under the Department of Energy contract as available, as well as seek additional funding in the form of equity or debt. The Company’s ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of August 11, 2014, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew and only requires minimal capital to maintain until funding is obtained for the construction. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of June 30, 2014, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During three and six-months ended June 30, 2014 and 2013, research and development costs included in Project Development were approximately $202,000, $128,000, $415,000, and $247,000, respectively.

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

In connection with the Company signing the $2,000,000 Equity Facility with TCA on March 28, 2012, the Company agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it was not declared effective. The Company was working with TCA to resolve this issue and, on April 11, 2014, the Equity Facility was canceled and related convertible note repaid in full. No penalties were incurred as part of the repayment.

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

The Company did not have any level 1 financial instruments at June 30, 2014 or December 31, 2013.

As of June 30, 2014, the Company’s warrant liability and derivative liability are considered level 2 items (see Notes 4 and 5).

As of June 30, 2014 and December 31, 2013 the Company’s redeemable non-controlling interest is considered a level 3 item and changed during the six months ended June 30, 2014 as follows.

Balance at December 31, 2013	$856,044
Net income attributable to non-controlling interest	2,373
Balance at June 30, 2014	$858,417

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

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2014 and 2013, the Company had 7,778,571 and 928,571 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss in certain of the periods presented.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs, starting with this Quarterly Report on Form 10-Q.

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

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This is in addition to a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. This brought the DOE’s total award to the Fulton project to approximately $88 million. The Company is currently drawing down on funds for Phase II of its Fulton Project. In September 2012 Award 1 was officially closed.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under Award 2 and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. Until the Company is notified of the outcome of its appeal, and as of August 11, 2014, we still have approximately $418,000 available under the grant prior to September 30, 2014. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

As of June 30, 2014, the Company has received reimbursements of approximately $12,670,000 under these awards.

NOTE 4 – NOTES PAYABLE

On March 28, 2012 the Company entered into a $300,000 promissory note with a third party. See Note 9 for additional information.

As further described below, the Company has entered into several convertible notes with Asher Enterprises, Inc. Under the terms of these notes, the Company is to repay any principal balance and interest, at 8% per annum at a given maturity date which is generally less than one year. The Company has the option to prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.

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

On July 31, 2012, the Company issued a convertible note of $63,500 to Asher Enterprises, Inc. pursuant to the terms above, with a maturity date of May 2, 2013. In accordance with the terms of the note, the note became convertible on January 27, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $47,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of June 30, 2014, all amounts outstanding in relation to this note have been converted to equity through the issuance of 1,642,578 shares of common stock.

On October 11, 2012, the Company issued a convertible note of $37,500 to Asher Enterprises, Inc. pursuant to the terms above, with a maturity date of July 15, 2013. In accordance with the terms of the note, the note became convertible on April 9, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $66,000, resulting in a discount to the note and an additional day one charge of $28,507 for the excess value of the derivative liability over the face value of the note. The excess value was recognized as an expense in the accompanying statement of operations. The discount was amortized over the term of the note. As of June 30, 2014 the note was fully converted through the issuance of 2,262,860 shares of common stock.

On December 21, 2012, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc, which was funded in January 2013, such note had an interest rate of 8% per annum with a maturity date of September 26, 2013. In accordance with the terms of the note, the note became convertible on June 19, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $15,600, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of June 30, 2014, the note was fully converted into 4,017,599 shares of common stock.

On February 11, 2013, the Company agreed to a convertible note of $53,000 to Asher Enterprises, Inc. pursuant to the terms above, with a maturity date of November 13, 2013. In accordance with the terms of the note, the note became convertible on August 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $49,500, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of June 30, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 9,689,211 shares of common stock.

On June 13, 2013, the Company agreed to a convertible note of $32,500 to Asher Enterprises, Inc. pursuant to the terms above, with a maturity date of March 17, 2014. In accordance with the terms of the note, the note became convertible on December 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $28,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of June 30, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 22,207,699 shares of common stock. See below for assumptions used in valuing the derivative liability.

On December 19, 2013, the Company agreed to a convertible note of $37,500 to Asher Enterprises, Inc. which was funded and effective in January 2014 with terms identified above and a maturity date of December 23, 2014. The conversion feature was not triggered until after quarter end due to the effective date of the note being in January 2014. Subsequent to June 30, 2014, all of the principal and accrued interest outstanding in relation to this note were converted to equity through the issuance of 24,537,990 shares of common stock.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature at inception (as applicable), at each conversion event, and at quarter end. Based on valuation conducted during the six months and at June 30, 2014 of derivative liabilities related to Asher Enterprises, Inc. notes, the Company recognized a gain on derivative liabilities of $86,527, which is included in the accompanying statement of operations within Gain (loss) from change in fair value of derivative liabilities.

During the six months ending June 30, 2014, the range of inputs used to calculate derivative liabilities noted above were as follows:

Six months ended
June 30, 2014
Annual dividend yield	-
Expected life (years)	0.04 - 0.18
Risk-free interest rate	0.04 - 0.07%
Expected volatility	197%

In addition, fees paid to secure the convertible debt were accounted for as deferred financing costs and capitalized in the accompanying balance sheet or considered an on-issuance discount to the notes. The deferred financing costs and discounts, as applicable, are amortized over the term of the notes.

As of June 30, 2014, the Company amortized on-issuance discounts totaling $1,250 with approximately $1,250 remaining.

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

Also pursuant to the 3(a)10 transaction with Tarpon, on December 23, 2013, the Company issued a convertible promissory note in the principal amount of $50,000 in favor of Tarpon as a success fee (the “Tarpon Success Fee Note”). The Tarpon Success Fee Note was due on June 30, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock at a conversion price for each share of Common Stock at a 50% discount from the lowest closing bid price in the twenty (20) trading days prior to the day that Tarpon requests conversion.

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. During the six months ended June 30, 2014, amortization of approximately $51,960 was recognized to interest expense related to the discounts on the notes.

As of June 30, 2014, both the Tarpon Initial Note and the Tarpon Success Fee Note were in default. Subsequent to quarter end, the Company paid the Tarpon Initial Note (See Note 10), although the Tarpon Success Fee Note is still in default as of August 11, 2014.

Because the conversion price is variable and does not contain a floor, the conversion feature represents a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing mode for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market as of June 30, 2014 which resulted in a loss of approximately $20,000. The Company used the following assumptions as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.00 - 0.01	0.8
Risk-free interest rate	0.02%	0.02%
Expected volatility	234%	159%

During the six months ended June 30, 2014, the Company paid $12,500 in cash on the Tarpon Initial Note, and subsequent to June 30, 2014, the Company paid the remaining $12,500 in cash.

AKR Promissory Note

On April 8, 2014, the Company finalized a $350,000 promissory note in favor of AKR Inc (“AKR Note”). Under the terms of the agreement, the note is due on April 8, 2015, and requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the warrants as of the date of the note and recorded a discount of $42,380 based the relative fair value of the warrants compared to the debt. During the six months ended June 30, 2014 the Company amortized $9,681 of the discount to interest expense. As of June 30, 2014 unamortized discount of $32,699 remains. The Company assessed the fair value of the warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company finalized an additional $30,000 promissory note in favor of AKR Inc (“2nd AKR Note”). Under the terms of the agreement, the note is due on July 24, 2014, although the Company and AKR Inc extended the maturity date as disclosed in Note 10. Under the terms of this note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

NOTE 5 – OUTSTANDING WARRANT LIABILITY

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

	June 30, 2014	December 31, 2013
Annual dividend yield	-	-
Expected life (years) of	1.55	2.05
Risk-free interest rate	0.47%	0.38%
Expected volatility	214%	150%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of $174, $7,736, ($238), and $21,855 from the change in fair value of these warrants during the three and six-months ended June 30, 2014 and 2013.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $61,800, and $61,800 during the three and six-months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, $0, and $233,267 of the monthly lease payments were included in accounts payable on the accompanying balance sheets During the first half of 2014, the County of Itawamba gave the Company credit for past site preparation reimbursements provided to the County through DOE reimbursements totaling approximately $96,000 which was recorded as a gain in the accompanying statement of operations. The remaining past due balances from December 31, 2013 were paid in full.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer (“CEO”), Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expired on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash.

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its CEO to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. During the three months ended June 30, 2014, the CEO loaned the Company an additional $40,000 under the line of credit, bringing the balance to $51,230, which is in excess of the line of credit limit, however, subsequent to June 30, 2014, the Company and the CEO amended this line of credit so that the maximum amount that could be borrowed is $55,000 (See Note 10).

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

Net income (loss) attributable to the redeemable non-controlling interest during for the three and six-months ended June 30, 2014 and 2013 was $1, $(685), $2,373, and $(2,742), respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of income (loss) was presented on the statement of operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three and six-months ended June 30, 2014 and 2013, the Company recognized stock-based compensation, including consultants, of approximately $9,700, $0, $46,700, and $9,100, to general and administrative expenses and $0, $0, $0, and $0 to project development expenses, respectively. There is no additional future compensation expense to record as of June 30, 2014 based on the previous awards.

Stock Purchase Agreement

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. The Company also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement was to be declared effective by March 31, 2011, LPC did not terminate the Purchase Agreement. The registration statement was declared effective on May 10, 2011, without any penalty. The Purchase Agreement was terminated in July 18, 2013. During the three and six-months ended June 30, 2014 and 2013 the Company drew $0, $0, $0, and $0 on the Purchase Agreement.

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

On March 28, 2012, BlueFire entered into a security agreement (the “Security Agreement”) with TCA, related to a $300,000 convertible promissory note issued by BlueFire in favor of TCA (the “Convertible Note”). The Security Agreement granted to TCA a continuing, first priority security interest in all of BlueFire’s assets, wheresoever located and whether now existing or hereafter arising or acquired. On March 28, 2012, BlueFire issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note was March 28, 2013, and the Convertible Note bore interest at a rate of twelve percent (12%) per annum with a default rate of eighteen percent (18%) per annum. The Convertible Note was convertible into shares of BlueFire’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note had the option to be prepaid in whole or in part at BlueFire’s option without penalty. The proceeds received by the Company under the purchase agreement were used for general working capital purposes which include costs reimbursed under the DOE cost share program.

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. Amortization of the deferred financing costs during the six months ended June 30, 2014 and 2013 was approximately $0 and $38,617, respectively. As of June 30, 2014, there were no remaining deferred financing costs.

This note contained an embedded conversion feature whereby the holder could convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature was considered a derivative instrument and bifurcated. This liability was recorded on the face of the financial statements as “derivative liability”, and was revalued each reporting period. During the three months ended June 30, 2014, the note was repaid in full along with accrued interest and fees thereon. Accordingly, the remaining derivative liability of $13,189 was transferred to equity.

On April 11, 2014, the Convertible Note with TCA was repaid in full.

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

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim. In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon the Tarpon Initial Note in the principal amount of $25,000. Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was January 30, 2014. This Note is convertible by Tarpon into the Company’s Common Shares (See Note 4).

Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on December 23, 2013, the Company issued the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee. The Tarpon Success Fee Note was due on June 30, 2014. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock (See Note 4).

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of Common Stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $7,450 and providing payments of $22,352 to settle outstanding vendor payables. During the six months ended June 30, 2014, the Company issued Tarpon 61,010,000 shares of Common Stock from which gross proceeds of $163,406 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $42,402 and providing payments of $121,004 to settle outstanding vendor payables. Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the holder of various convertible notes, converted $37,500 in principal, along with $1,500 of accrued interest, of a note with a maturity date of December 23, 2014, into 24,537,990 shares of common stock. See Note 4 for more information on the conversion features of the notes.

Subsequent to June 30, 2014, the Company paid the remaining $12,500 on the Tarpon Initial Note.

Subsequent to June 30, 2014, the Company issued the AKR Warrant B, consisting of warrants to purchase 7,350,000 shares of the Company’s common stock, in connection with the AKR Note transaction on April 8, 2014 (See Note 4).

Subsequent to June 30, 2014, the Company finalized an extension to the 2nd AKR Note, which amends the original note so that the maturity date is now December 31, 2014 (See Note 4).

Subsequent to June 30, 2014, the Company and the CEO amended a line of credit provided by the CEO in order to grant additional liquidity to the Company as needed from a maximum of $40,000 to a maximum amount of $55,000. All of the other terms remained the same. See Note 7 for more information on the line of credit.

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

PLAN OF OPERATION

Our primary business encompasses development activities culminating in the design, construction, ownership and long-term operation of cellulosic ethanol production biorefineries utilizing the licensed Arkenol Technology in North America. Our secondary business is providing support and operational services to Arkenol Technology based biorefineries worldwide. As such, we are currently in the process of finding suitable locations and deploying project opportunities for converting cellulose fractions of municipal solid waste and other opportunistic feedstock into ethanol fuels.

Our initial planned biorefineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. The Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew once financing is obtained, and only requires minimal capital to maintain until funding is obtained for the construction. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that could improve the project economics for a smaller facility. Although the Company is actively seeking financing for this project no definitive agreements are in place.

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project was increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under the DOE Grant. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. The Company cannot make any assurances that the DOE’s decision will be reversed . In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding and the company abandoned the DOE LGPO loan guarantee. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA.In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they were currently ineligible to participate in the USDA Bio-refinery Assistance Program. No significant progress was made with the USDA or the Lender and thus the Company abandoned the pursuit of the USDA Loan Guarantee program, however the Company may reapply at a later date. The Company is currently pursuing opportunities with a Chinese Engineering Procurement Construction (the “EPC”) company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In Mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies.

●	In February of 2012, SurceSource announced it had retained its first client, GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (the “PSA”) for work on a facility in South Korea. As of June 30, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the PSA. In 2014, the company expanded its scope of work with GS Caltex and has begun billing for additional work product and additional services. Once completed with the expanded services, the Company may provide additional engineering services which will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategy for its planned bio-refineries are as follows:

●	Pursue additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) and subsequent funding Bills provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill and the subsequent funding Bills, although initial attempts have been unsuccessful.

●	Utilize remaining proceeds from reimbursements under the DOE contract.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

DEVELOPMENTS IN BLUEFIRE’S BIOREFINERY ENGINEERING AND DEVELOPMENT

BlueFire has completed the engineering package for the Fulton Project, including Front-End Loading (FEL) stages 2 and FEL-3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED).

There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3

* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications

* Energy Balance	* Preliminary Layout	* Definitive Estimate

* Project Charter	* Preliminary Schedule	* Project Execution Plan

	* Preliminary Estimate	* Preliminary 3D Model

* Electrical Equipment List

* Line List

* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application would not move forward until such time as the project has raised the remaining equity necessary for the completion of funding and the company abandoned the DOE LGPO loan guarantee. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The Company attempted to resolve the issue with the Lender and USDA but as of December 31, 2013, no significant progress has been made with the USDA or the Lender and the Company has abandoned the pursuit of the USDA Loan Guarantee program. As discussed above, BlueFire is currently pursuing opportunities with a large Chinese EPC company. In tandem with the new EPC contractor, the Company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire is currently in negotiations but no definitive agreements have yet been executed.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue

Revenues for the three months ended June 30, 2014 and 2013 were approximately $453,000 and $552,000, respectively. Revenue in both 2014 and 2013 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due primarily to limited capital resources available to us in the second quarter of 2014 versus the same period in 2013. The overall decrease was net of increased consulting revenue in 2014.

Project Development

For the three months ended June 30, 2014, our project development costs were approximately $202,000, compared to project development costs of $128,000 for the same period during 2013. The increase in project development costs is mainly due the Company no-longer capitalizing construction-in progress costs as it did during 2013 prior to receiving notice from the DOE indicating that the DOE would no longer provide funding under Award 2.

General and Administrative Expenses

General and administrative expenses were approximately $182,000 for the three months ended June 30, 2014, compared to $176,000 for the same period in 2013. The increase in general and administrative costs is mainly due to increased business development costs related to finding partners and the costs associated with the 3(a)10 transaction.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue

Revenues for the six months ended June 30, 2014 and 2013 were approximately $1,064,000 and $620,000, respectively. Revenue in both 2014 and 2013 was primarily related to federal grant revenue from the DOE. The increase in revenue was mainly due to an increase in reimbursements from the DOE on previously incurred costs paid for and reimbursed in 2013, and consulting revenue from our work with GS Caltex.

Project Development

For the six months ended June 30, 2014, our project development costs were approximately $415,000 compared to project development costs of $247,000 for the same period during 2013. The increase in project development costs is mainly due the Company no longer capitalizing construction-in-progress costs as it did during 2013 prior to receiving notice from the DOE indicating that the DOE would no longer provide funding under Award 2.

General and Administrative Expenses

General and administrative expenses were approximately $475,000 for the six months ended June 30, 2014, compared to $399,000 for the same period in 2013. The increase in general and administrative costs is mainly due to increased costs relating to insurance and certain legal costs as well as stock based compensation cost increases as part of the Tarpon Bay 3(a)10 transaction.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of June 30, 2014, we had cash and cash equivalents of approximately $41,000. As of August 11, 2014, we had cash and cash equivalents of approximately $150,800.

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

Changes in Cash Flows

During the six months ended June 30, 2014 and 2013, we used cash of approximately $198,000 and $159,000 in operating activities. During the 2014 period we had net income of approximately $65,000, which included add back non-cash charges of approximately $107,000 and net cash usage stemming from operating assets and liabilities of approximately $370,000. During the 2013 period, we had a net loss of approximately $176,000, which included add back non-cash charges of approximately $112,000 and net cash usage stemming from operating assets and liabilities of approximately $95,000. The increase in cash usage was to pay down payables and accrued liabilities, including approximately $98,000 in accrued interest stemming from past-due convertible notes.

During the six months ended June 30, 2014, we received no cash from DOE reimbursements in construction activities at our Fulton Project, compared with $4,000 for the same period in 2013.

During the six months ended June 30, 2014, we had positive cash flow from financing activities of approximately $193,000 compared to approximately $110,000 for the same period in 2013. We issued a convertible note for $37,500, of which we received proceeds of $35,000 during the six months ended June 30, 2014, as compared to $118,000 in convertible notes and $110,000 in net proceeds for the same period in 2013. During the six months ended June 30, 2014, the Company received $380,000 in proceeds from two notes payable with AKR, Inc. The majority of these funds was used to pay-off previous convertible notes, along with interest and accrued fees thereon. The Company paid $250,000 in principal balance to extinguish the convertible note with TCA and $12,500 to pay down one of the notes with Tarpon Bay. In addition, the Company’s CEO advanced an additional $40,000 under his line of credit.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4 there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014, other than those previously reported in a Current Report on Form 8-K.

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

BLUEFIRE RENEWABLES, INC.

Date: August 11, 2014	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer

