Form 10-Q
period 2014-09-30
Bluefire Renewables, Inc.
filed 2014-11-19
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

 As of November 19, 2014, there were 226,890,278 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$86,868	$46,992
Costs of financing	-	1,031
Prepaid expenses	13,163	4,636
Total current assets	100,031	52,659

Property, plant and equipment, net of accumulated depreciation of $106,746 and $106,041, respectively	110,535	111,240
Total assets	$210,566	$163,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$920,964	$1,108,684
Accrued liabilities	109,086	272,910
Convertible notes payable, net of discount of $0 and $75,695, respectively	-	322,385
Notes payable, net of discount of $22,017 and $0, respectively	357,983	-
Line of credit, related party	45,230	11,230
Note payable to a related party	200,000	200,000
Derivative liability	-	122,309
Total current liabilities	1,633,263	2,037,518

Outstanding warrant liability	241	58
Total liabilities	1,633,504	2,037,576

Non-controlling interest - redeemable	859,517	856,044

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 226,890,278 and 73,486,861 shares issued; and 226,858,106 and 68,910,395 outstanding, as of September 30, 2014 and December 31, 2013, respectively	226,890	68,943
Additional paid-in capital	16,561,845	16,123,744
Treasury stock at cost, 32,172 shares at September 30, 2014 and December 31, 2013	(101,581)	(101,581)
Accumulated deficit	(18,969,609)	(18,820,827)
Total stockholders’ deficit	(2,282,455)	(2,729,721)

Total liabilities and stockholders’ deficit	$210,566	$163,899

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended September 30, 2013

Revenues:
Consulting fees	$48,953	$2,405	$263,178	$4,425
Department of energy grant revenues	314,970	219,017	1,164,473	836,956
Total revenues	363,923	221,422	1,427,651	841,381

Cost of revenue:
Consulting revenue	18,792	-	31,161	-
Gross margin	345,131	221,422	1,396,490	841,381

Operating expenses:
Project development	186,757	135,443	602,230	382,131
General and administrative	264,132	152,605	739,160	551,207
Total operating expenses	450,889	288,048	1,341,390	933,338

Operating income (loss)	(105,758)	(66,626)	55,100	(91,957)

Other income and (expense):
Amortization of debt discount	(47,222)	(52,511)	(131,763)	(178,127)
Interest expense	(9,613)	(18,740)	(46,165)	(95,187)
Related party interest expense	(1,458)	(467)	(3,212)	(1,386)
Gain on settlement of accounts payable and accrued liabilities	-	96,076	95,990	96,076
Gain / (loss) from change in fair value of warrant liability	55	386	(183)	22,241
Gain / (loss) from change in fair value of derivative liability	(45,048)	8,504	(112,785)	68,009
Loss on excess of derivative over face value	-	-	-	(28,507)
Total other income or (expense)	(103,286)	33,248	(198,118)	(116,881)

Loss before income taxes	(209,044)	(33,378)	(143,018)	(208,838)
Provision for income taxes	800	-	2,291	751
Net loss	$(209,844)	$(33,378)	$(145,309)	$(209,589)

Net income (loss) attributable to non-controlling interest	1,100	(376)	3,473	(3,118)
Net loss attributable to controlling interest	$(210,944)	$(33,002)	$(148,782)	$(206,471)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	187,175,232	42,298,786	151,334,103	38,006,195

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Cash flows from operating activities:
Net loss	$(145,309)	$(209,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	183	(22,241)
Change in fair value of derivative liability	112,785	(68,009)
Loss on excess fair value of derivative liability	-	28,507
Gain on settlement of accounts payable and accrued liabilities	(95,990)	(96,076)
Share-based compensation	46,711	9,075
Amortization	131,763	206,949
Depreciation	705	2,435
Changes in operating assets and liabilities:
Accounts receivable	-	3,518
Prepaid expenses and other current assets	(8,527)	(9,580)
Accounts payable	(14,422)	191,296
Accrued liabilities	(162,023)	(109,320)
Net cash used in operating activities	(134,124)	(73,035)

Cash flows from investing activities:
Construction in progress	-	14
Net cash provided by investing activities	-	14

Cash flows from financing activities:
Proceeds from convertible notes payable	35,000	110,000
Repayment of convertible notes payable	(275,000)	-
Proceeds from notes payable	380,000	-
Net proceeds from related party line of credit/notes payable	34,000	-
Net cash provided by financing activities	174,000	110,000

Net increase in cash and cash equivalents	39,876	36,979

Cash and cash equivalents beginning of period	46,992	59,603

Cash and cash equivalents end of period	$86,868	$96,582

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$98,179	$5,779
Income taxes	$0	$751

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$120,000	$101,000
Interest converted to common stock	$2,800	$4,040
Discount on fair value of warrants issued with note payable	$42,380	$-
Derivative liability reclassed to additional paid-in capital	$-	$86,187
Liabilities settled in connection with the Liabilities Purchase Agreement	$110,935	$-

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Renewables, Inc. (“BlueFire” or the “Company”) was incorporated in the State of Nevada on March 28, 2006. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

Going Concern

The Company has historically incurred recurring losses. Management has funded operations primarily through loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements from 2009 to 2014. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of September 30, 2014, the Company has negative working capital of approximately $1,533,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout the remainder of 2014, the Company intends to fund its operations with remaining reimbursements under the Department of Energy contract as available, as well as seek additional funding in the form of equity or debt. The Company’s ability to get reimbursed under the DOE contract is dependent on the availability of cash to pay for the related costs and the availability of funds remaining under the contract after the discontinuance of the Department of Energy contract further disclosed in Note 3. As of November 19, 2014, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew and only requires minimal capital to maintain until funding is obtained for the construction. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of September 30, 2014, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

In July 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Principles of Consolidation

The consolidated financial statements include the accounts of BlueFire Renewables, Inc., and its wholly-owned subsidiaries, BlueFire Ethanol, Inc., and SucreSource LLC. BlueFire Ethanol Lancaster, LLC, and BlueFire Fulton Renewable Energy LLC (excluding 1% interest sold) are wholly-owned subsidiaries of BlueFire Ethanol, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2014 and 2013, research and development costs, net of stock-based compensation, included in Project Development expense were approximately $187,000, $135,000, $602,000 and $382,000, respectively.

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

In connection with the Company signing the $2,000,000 Equity Facility with TCA on March 28, 2012, the Company agreed to file a registration statement related to the transaction with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to TCA under the Equity Facility within 45 days of closing. Although under the Registration Rights Agreement the registration statement was to be declared effective within 90 days following closing, it was not declared effective. The Company was working with TCA to resolve this issue and, on April 11, 2014, the Equity Facility was canceled and related convertible note repaid in full. No registration rights penalties were incurred as part of the repayment.

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

The Company did not have any level 1 financial instruments at September 30, 2014 or December 31, 2013.

As of September 30, 2014, and December 31, 2013 the Company’s warrant and derivative liabilities are considered level 2 items (see Notes 4 and 5).

As of September 30, 2014 and December 31, 2013 the Company’s redeemable non-controlling interest is considered a level 3 item and changed during nine months ended September 30, 2014 as follows:

Balance at December 31, 2013	$856,044
Net loss attributable to non-controlling interest	3,473
Balance at September 30, 2014	$859,517

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2014 and 2013, the Company had 15,128,571and 428,571 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss in the periods presented.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs, starting with its June 30, 2014 Quarterly Report on Form 10-Q.

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

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This is in addition to a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. This brought the DOE’s total award to the Fulton project to approximately $88 million In September 2012 Award 1 was officially closed.

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered.

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under Award 2 and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. Without a definitive response to the Company’s request for a reprieve by the DOE, the Company can no longer reimburse for new project costs incurred after September 30, 2014, except for those related to closing out the award. As of November 19, 2014, there is still approximately $88,300 available under the grant for costs incurred prior to September 30, 2014, but not yet paid for, which is required for reimbursement and for costs to close out the award. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

As of September 30, 2014, the Company has received reimbursements of approximately $13,079,839 under these awards.

NOTE 4 –NOTES PAYABLE

On March 28, 2012 the Company entered into a $300,000 promissory note with a third party. See Note 9 for additional information.

As further described below, the Company has entered into several convertible notes with Asher Enterprises, Inc. Under the terms of these notes, the Company is to repay any principal balance and interest, at 8% per annum at a given maturity date which is generally less than one year. The Company has the option to prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under such notes. Each of the convertible promissory notes are convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.

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

On June 13, 2013, the Company issued a convertible note in favor of Asher Enterprises, Inc. in the principal amount of $32,000 pursuant to the terms above, with a maturity date of March 17, 2014. In accordance with the terms of the note, the note became convertible on December 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $28,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of September 30, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 22,207,699 shares of common stock.

On December 19, 2013, the Company issued a convertible note in favor of Asher Enterprises, Inc. in the principal amount of $37,500 which was funded and effective in January 2014 with terms identified above and has a maturity date of December 23, 2014. The conversion feature was not triggered until July 2014 due to the effective date of the note being in January 2014.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $35,290, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of September 30, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 24,537,990 shares of common stock. See below for assumptions used in valuing the derivative liability.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature at inception (as applicable), at each conversion event, and at quarter end. Based on valuation conducted during the three months and at September 30, 2014 of derivative liabilities related to Asher Enterprises, Inc. notes, the Company recognized a loss on derivative liabilities of $18,686, which is included in the accompanying statement of operations within gain (loss) from change in fair value of derivative liabilities.

During the three months ending September 30, 2014, the range of inputs used to calculate derivative liabilities noted above were as follows:

Three months ending
September 30, 2014
Annual dividend yield	0.00
Expected life (years)	0.17- 0.11
Risk-free interest rate	.03-.01%
Expected volatility	234.68%

Fees paid to secure the convertible debts were accounted for as deferred financing costs and capitalized in the accompanying balance sheet or considered an on-issuance discount to the notes. The deferred financing costs and discounts, as applicable, are amortized over the term of the notes.

As of the nine months ended September 30, 2014, the Company amortized on-issuance discounts totaling $2,500 with $0 remaining, and costs of financing of $1,031 with $0 remaining related to these notes.

Tarpon Bay Convertible Notes

Pursuant to a 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on November 4, 2013, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was January 30, 2014. This note was convertible by Tarpon into the Company’s Common Shares at a 50% discount to the lowest closing bid price for the Common Stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

Also pursuant to the 3(a)10 transaction with Tarpon, on December 23, 2013, the Company issued a convertible promissory note in the principal amount of $50,000 in favor of Tarpon as a success fee (the “Tarpon Success Fee Note”). The Tarpon Success Fee Note was due on June 30, 2014. The Tarpon Success Fee Note was convertible into shares of the Company’s common stock at a conversion price for each share of Common Stock at a 50% discount from the lowest closing bid price in the twenty (20) trading days prior to the day that Tarpon requests conversion.

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. During the nine months ended September 30, 2014, amortization of approximately $51,960 was recognized to interest expense related to the discounts on the notes.

As of September 30, 2014, the Tarpon Initial Note and the Tarpon Success Fee Note were repaid in full.

Because the conversion price was variable and did not contain a floor, the conversion feature represents a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing mode for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market each quarter and as of September 30, 2014 which resulted in a loss of approximately $46,000. The Company used the following range of assumptions for the three months ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.00 - 0.01	0.8
Risk-free interest rate	0.01% - 0.02%	0.02%
Expected volatility	229% - 242%	159%

During the nine months ended September 30, 2014, the Company paid $25,000 in cash and issued 45,647,727 shares of common stock on the Tarpon Initial Note and Tarpon Success Fee Note to satisfy all obligations under these notes.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note is due on April 8, 2015, and requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,380 based the relative fair value of the AKR Warrants compared to the debt. During the nine months ended September 30, 2014 the Company amortized $20,363 of the discount to interest expense. As of September 30, 2014 unamortized discount of $22,017 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, but was subsequently extended to December 31, 2014. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

NOTE 5 - OUTSTANDING WARRANT LIABILITY

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

	September 30, 2014	December 31, 2013
Annual dividend yield	-	-
Expected life (years)	1.30	2.05
Risk-free interest rate	0.13%	0.38%
Expected volatility	236%	150%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of approximately $55, $400, $(180), and $22,200 during the three and nine-months ended September 30, 2014 and 2013, respectively.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $92,600 and $92,600, during the three and nine-months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, $0, and $233,267 of the monthly lease payments were included in accounts payable on the accompanying balance sheets During the nine months ended September 30, 2014, the County of Itawamba gave the Company credit for past site preparation reimbursements provided to the County through DOE reimbursements totaling approximately $96,000 which was recorded as a gain in the accompanying statement of operations. The remaining past due balances from December 31, 2013 were paid in full.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its CEO to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. During the nine months ended September 30, 2014, the CEO advanced the Company an additional net $34,000 under the line of credit, bringing the balance to $45,230, which is in excess of the line of credit limit, however, during the nine-months ended September 30, 2014, the Company and the CEO amended this line of credit so that the maximum amount that could be borrowed is $55,000.

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

Net income (loss) attributable to the redeemable non-controlling interest for the three and nine-months ended September 30, 2014 and 2013 was $1,100, $(376), $3,473, $(3,118), respectively.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three and nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation, including consultants, of approximately $0, $0, $46,711, and $48,200, to general and administrative expenses and $0, $0, $0, and $0 to project development expenses, respectively. There is no additional future compensation expense to record as of September 30, 2014 based on the previous awards.

Stock Purchase Agreement

On January 19, 2011, the Company signed a $10 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. The Company also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that may be issued to LPC under the Purchase Agreement within ten days of the agreement. Although under the Purchase Agreement the registration statement was to be declared effective by March 31, 2011, LPC did not terminate the Purchase Agreement. The registration statement was declared effective on May 10, 2011, without any penalty. The Purchase Agreement was terminated in July 18, 2013. During the nine months ended September 30, 2014 and 2013 the Company drew $0 on the Purchase Agreement.

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

Equity Facility Agreement

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement was equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire paid to TCA a fee by issuing to TCA shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It was the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. In the event the value of the Facility Fee Shares issued to TCA did not equal $110,000 after a nine month evaluation date, the Equity Agreement provided for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to BlueFire’s treasury) to adjust the number of Facility Fee Shares issued. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire was obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing. BlueFire must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 90 days following closing.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. Amortization of the deferred financing costs during the nine months ended September 30, 2014 and 2013 was approximately $0 and $38,600, respectively. As of September 30, 2014, there were no remaining deferred financing costs.

This note contained an embedded conversion feature whereby the holder could convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature was considered a derivative instrument and bifurcated. This liability was recorded on the face of the financial statements as “derivative liability”, and was revalued each reporting period. During the nine months ended September 30, 2014, the note was repaid in full along with accrued interest and fees thereon. Accordingly, the remaining derivative liability of $13,189 was transferred to equity.

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

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim. In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon the Tarpon Initial Note in the principal amount of $25,000. Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was January 30, 2014. This Note was convertible by Tarpon into the Company’s Common Shares (See Note 4).

Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on December 23, 2013, the Company issued the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee. The Tarpon Success Fee Note was due on June 30, 2014. The Tarpon Success Fee Note was convertible into shares of the Company’s common stock (See Note 4).

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of Common Stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $7,450 and providing payments of $22,352 to settle outstanding vendor payables. During the nine months ended September 30, 2014, the Company issued Tarpon 61,010,000 shares of Common Stock from which gross proceeds of $163,406 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $42,402 and providing payments of $121,004 to settle outstanding vendor payables. Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from.

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

The Company has considered these warrants exercised based on the notice of exercise received from the respective shareholders in December 2012. The Company determined, that based on the Order by the Court a ratchet event had taken place based on the Order and claims made. The Company used December 4, 2012 as the date in which the new terms were considered to be in force based on the Shareholders’ notice to exercise on that date and the Courts subsequent Order that allowed the Shareholders to do so. On August 2, 2013, the Company issued these 5,740,741 shares.

Note 10 - Subsequent Events

Subsequent to September 30, 2014, the Company issued to AKR, AKR Warrant C to purchase up to 8,400,000 shares of the Company’s common stock, in connection with the AKR Note transaction on April 8, 2014 (See Note 4).

Subsequent to September 30, 2014, the Company signed a new master engineering, procurement and construction contract with the China International Water & Electric Company, a subsidiary of China Three Gorges Corporation.

Subsequent to September 30, 2014, the Company received a letter of intent from The Export Import Bank of China to provide up to $270 Million USD in debt for the Fulton project subject to meeting certain credit criteria and completion of further due diligence.

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

Our initial planned biorefineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. The Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew once financing is obtained, and only requires minimal capital to maintain until funding is obtained for the construction. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that could improve the project economics for a smaller facility. Although the Company is actively seeking financing for this project no definitive agreements are in place.

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project was increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. The Company is seeking to re-establish funding under Award 2 and has initiated the appeals process with the DOE. The Company shall exhaust all options available to it in order to reverse the DOE’s decision. Until the Company is notified of the outcome of its appeal or its requests for a reprieve, the company can no longer reimburse for new charges incurred after September 30, 2014. The Company cannot make any assurances that the DOE’s decision will be reversed . In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding and the company abandoned the DOE LGPO loan guarantee. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA. In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they were currently ineligible to participate in the USDA Bio-refinery Assistance Program. No significant progress was made with the USDA or the Lender and thus the Company abandoned the pursuit of the USDA Loan Guarantee program, however the Company may reapply at a later date. Recently, the Company signed a new Master Engineering, Procurement, and Construction contract with the China International Water & Electric Company, a subsidiary of China Three Gorges Corporation (the “EPC”). In tandem with the new EPC contractor, the also recently received a letter of intent from the Export Import Bank of China to provide up to $270 Million USD in debt for the Fulton project subject to meeting the credit criteria of the bank and completing the due diligence process. In Mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In November 2011, BlueFire created SucreSource LLC, a wholly owned subsidiary specifically tasked to partner with synergistic back end companies that need cellulosic sugars as a feedstock for their fermentation or chemical processes. SucreSource will utilize the Arkenol process to provide the front end technology to partner with these companies.

●	In February of 2012, SurceSource announced it had retained its first client, GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (the “PSA”) for work on a facility in South Korea. As of September 30, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the PSA. In 2014, the company expanded its scope of work with GS Caltex and has begun billing for additional work product and additional services. Once completed with the expanded services, the Company may provide additional engineering services which will be billed on an hourly basis when services are performed.

BlueFire’s capital requirement strategy for its planned bio-refineries are as follows:

●	Pursue additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) and subsequent funding Bills provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill and the subsequent funding Bills, although initial attempts have been unsuccessful.

●	Utilize remaining proceeds from reimbursements under the DOE contract.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

●	Seek additional clients to perform engineering services for on a contract basis.

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

* Electrical Equipment List

* Line List

* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application would not move forward until such time as the project has raised the remaining equity necessary for the completion of funding and the company abandoned the DOE LGPO loan guarantee. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, In October 2011, BlueFire was notified by its lender (“Lender”) for the Company’s USDA loan guarantee application that the USDA sent the Lender notice that they are currently ineligible to participate in the USDA Bio-refinery Assistance Program. The Company attempted to resolve the issue with the Lender and USDA but as of December 31, 2013, no significant progress has been made with the USDA or the Lender and the Company has abandoned the pursuit of the USDA Loan Guarantee program. Additionally, as described above, the Company signed a new Master Engineering, Procurement, and Construction contract with China International Water & Electric Company, a subsidiary of China Three Gorges Corporation, as well as received a letter of intent from the Export Import Bank of China to provide up to $270 Million USD in debt for the Fulton project subject to certain credit criteria of the bank and completion of due diligence.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue

Revenues for the three months ended September 30, 2014 and 2013, were approximately $364,000 and $221,000, respectively. Revenue in both 2014 and 2013 were primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was due primarily to the Company’s ability to be reimbursed by the DOE for costs incurred in prior periods and from contract revenue from GS Caltex.

Project Development

For the three months ended September 30, 2014, our project development costs were approximately $187,000 compared to project development costs of $135,000 for the same period during 2013. The increase in project development costs is mainly due to increased operating activities related to the Fulton project, the negotiation of contracts, and additional work with the DOE due to the availability of capital resources available to us in the third quarter of 2014 versus the same period in 2013.

General and Administrative Expenses

General and administrative expenses were approximately $264,100 for the three months ended September 30, 2014, compared to $152,600 for the same period in 2013. The increase in general and administrative costs is mainly due to increased legal costs for contract negotiation and travel costs.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue

Revenues for the nine months ended September 30, 2014 and 2013, were approximately $1,428,000 and $841,000, respectively. Revenue in both 2014 and 2013 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was mainly due to the Company’s ability to be reimbursed by the DOE for costs incurred in prior periods and paid in the current period and for contract services revenue from GS Caltex.

Project Development

For the nine months ended September 30, 2014, our project development costs were approximately $602,000 compared to project development costs of $382,000 for the same period during 2013. The increase in project development costs is mainly due to the fact that project costs were no longer capitalized in 2014.

General and Administrative Expenses

General and administrative expenses were approximately $739,000 for the nine months ended September 30, 2014, compared to $551,000 for the same period in 2013. The increase in general and administrative costs is mainly due to increased legal costs for contract negotiation and travel costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of September 30, 2014, we had cash and cash equivalents of approximately $87,000. As of November 19, 2014, we had cash and cash equivalents of approximately $112,000.

Management has funded operations primarily through proceeds received in connection with loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2014.

Changes in Cash Flows

During the nine months ended September 30, 2014 and 2013, we used cash of approximately $134,000 and $73,000 in operating activates. During the 2014 period we had a net loss of approximately $145,000, which was offset by non-cash charges of approximately $196,000 and net cash usage stemming from operating assets and liabilities of approximately $185,000. During the 2013 period we had a net loss of approximately $210,000, which was offset by non-cash charges of approximately $60,640 and net cash usage stemming from operating assets and liabilities of approximately $76,000. The increase in cash used in operating activities was primarily a result of greater costs stemming from travel and contract negotiations.

During the nine months ended September 30, 2014, we used no cash from DOE reimbursements in construction activities at our Fulton Project, compared with net cash receipts of $14 for the same period in 2013. The lack of net receipts are due to the fact that the Company no longer capitalizes costs since 2013.

During the nine months ended September 30, 2014, we had positive cash flow from financing activities of approximately $174,000 compared to approximately $110,000 for the same period in 2013. During the nine months ended September 30, 2014 we received gross proceeds from a convertible note of approximately $35,000. For the same period in 2013, we received gross proceeds of approximately $110,000 from convertible notes.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4 there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014, other than those previously reported in a Current Report on Form 8-K.

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

BLUEFIRE RENEWABLES, INC.

Date: November 19, 2014	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

