Form 10-K
period 2014-12-31
Bluefire Renewables, Inc.
filed 2015-03-30
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2014, was $541,664.53. As of March 30, 2015, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 246,890,278.

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

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “BlueFire”, “Company” or “our company” refers to BlueFire Renewables, Inc.

COMPANY HISTORY

Our Company

We are BlueFire Renewables, Inc., a Nevada corporation (the “Company”). Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or bio-refineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to bio-refineries worldwide. Our bio-refineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology to produce ethanol and will evaluate purchasing a broader license for other products as opportunities arise. We may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation, to accelerate our deployment of the Arkenol Technology.

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

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. On March 25, 2015, the closing price of our Common Stock was $0.135 per share.

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

Pilot Plants

From 1994-2000, a test pilot bio-refinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment used in the process was also tested and process conditions were verified leading to the issuance of the certain patents in support of the Arkenol Technology. In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot bio-refinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation. Subsequent pilot facilities have been built by other third parties, including GS Caltex, a South Koran petroleum company, but Arkenol retains ownership of all intellectual property.

Bio-Refinery Projects

We are currently in the development stage of building bio-refineries in North America. We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Brinderson Engineering, Inc. (“Brinderson”) provided the preliminary design package, while Brinderson completed the detailed engineering design for our Lancaster Bio-refinery. We feel this completed design should provide the blueprint for subsequent plant constructions. In 2010, MasTec in conjunction with Zachary Engineering completed the detailed engineering design for our planned Fulton Mississippi plant, also known as the Fulton Project.

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
* Electrical Equipment List
* Line List
* Instrument Index

We estimate the total cost including contingencies to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates and will need to be “rebid” once a suitable financing partner is identified.

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

Since 2007, The Company has been developing a facility for construction, with DOE financial support. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized our first award for a total approved budget of just under $10,000,000 with the DOE (“Award 1”). Award 1 is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under its second award due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. As of December 31, 2014, BlueFire has been reimbursed approximately $13,252,816 from the DOE under this award.

In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine and Timberlands Corporation (“Cooper Marine”), (b) off-take for the ethanol of the facility with Tenaska Biofuels LLC, now Tenaska Commodities LLC (“Tenaska”), and (c) the construction of the facility with MasTec North America Inc. (“MasTec”). Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until such time as the project has raised the remaining equity necessary for the completion of funding. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). The Company has since abandoned pursuit of both loan guarantee opportunities but may reapply at a later date as funding opportunities arise.

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final.

Between the proposed facilities (Lancaster, CA and Fulton, MS.) we expect them to create more than 1,000 construction/manufacturing jobs if adequately financed and, once in operation, more than 100 new operations and maintenance jobs.

The Company is also researching and considering other suitable locations for other similar bio-refineries.

Status of Publically Announced Products or Services

In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the PSA. Anticipated 2015 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop additional facilities in South Korea.

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

Competition

According to the Renewable Fuels Association (“RFA”) most of the approximately 14 billion gallons of ethanol supply in the United States is derived from corn and, as of January 2014, is produced at approximately 210 facilities, ranging in size from 300,000 to 130 million gallons per year, located predominately in the corn belt in the Midwest.

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

However, in the area of biomass-to-ethanol production, there are few companies, and very little to no commercial production infrastructure has been built. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

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

There are approximately 25 biorefineries supported by the DOE in different stages of development throughout the United States.

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

Dependence on One or a Few Major Customers

We have signed a definitive agreement with Tenaska for the off-take of our Fulton Project, which allows Tenaska to market all ethanol produced at this facility. See “DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.”

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

Research and Development Activities

Research and development costs for the years ending December 31, 2014 and 2013, were approximately $774,000 and $591,000, respectively.

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

Employees

We have 5 full time employees as of December 31, 2014, and 2 part time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED NET LOSSES OF $1,767,000 over the last two years AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses from controlling interest of approximately $396,000 for the year ended December 31, 2014, and $1,371,000 for the same period in 2014. For the same periods we have generated revenues from consulting of approximately $263,000 and $2,000 and approximately $1,331,000 and 1,336,000 in grant revenue from the DOE and no revenues from ethanol fuel production, respectively. We have yet to begin ethanol production or construction of ethanol producing plants, other than the site preparation at the Fulton Project, as discussed herein. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) cost including contingencies to be in the range of approximately $100 million to $125 million for our Lancaster Bio-refinery, and approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, the Company’s Board of Directors (the “Board of Directors”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In the last two years we have incurred annual operating losses. Operating losses were $154,000 and $1,131,000 for fiscal years ended 2014 and 2013, respectively. In 2014, we had a net loss of $387,674, which was partially a result of non-cash charges, namely the amortization of debt discount and a change in the fair value of a derivative liability. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2014, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $1,736,000.

Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2015, the Company intends to fund its operations by seeking additional funding in the form of equity or debt. As of December 31, 2014, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

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

OUR BUSINESS PROSPECTS WILL BE IMPACTED BY CORN SUPPLY.

Our ethanol will be produced from cellulose, however currently most ethanol is produced from corn, which is affected by weather, governmental policy, disease and other conditions. A significant increase in the availability of corn and resulting reduction in the price of corn may decrease the price of ethanol and harm our business prospects.

IF ETHANOL AND GASOLINE PRICES DROP SIGNIFICANTLY, WE WILL ALSO BE FORCED TO REDUCE OUR PRICES, WHICH POTENTIALLY MAY LEAD TO FURTHER LOSSES IF AND WHEN WE COMMENCE ETHANOL PRODUCTION.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability as well as ability to get funded. The price of ethanol has some relation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.

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

PRICE INCREASES OR INTERRUPTIONS IN NEEDED ENERGY SUPPLIES COULD CAUSE LOSS OF CUSTOMERS AND IMPAIR OUR PROFITABILITY IF AND WHEN WE COMMENCE ETHANOL PRODUCTION.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. (See Note 3).

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

Our operations have been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on the second phase of DOE monies (“Award 2”). We finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686. Upon notice of the discontinuation of Award 2, the company had a total reimbursable amount of $7,231,696 and through December 31, 2014, we have an unreimbursed amount of approximately $0 available to us under Award 1, and approximately $38,125 under Award 2, as the reinstatement of the grant was not successful. Due to the DOE’s discontinuance of Award 2 as stated below, we cannot guarantee that we will receive any future grants, loan guarantees, or other funding for our projects from the DOE.

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

On December 23, 2013, BlueFire Renewables, Inc. received notice from the DOE indicating that the DOE would no longer provide funding under the Company’s for the development of its cellulosic waste facility in Fulton, Mississippi (the “Fulton Project”), due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. There can be no assurances that we will be able to devise a new strategy with respect to financing of the Fulton Project. Failure to raise additional capital would have a material adverse impact on our operations.

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

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2014, traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.0015 per share, respectively. Our share price has fluctuated in response to various factors, including needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors, Department of Energy and Department of Agriculture funding decommittments, and finding funding sources.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of March 30, 2015, we had 246,890,278 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Item 2. Description of Property.

We lease approximately 1,500 square feet of furnished office space at 31 Musick, Irvine, California 92618 from 31 Musick LLC for $3,000 per month on a month-to-month basis.

On November 9, 2007, we purchased land for the Lancaster Bio-refinery with a purchase price of $109,108. The approximately 10 acre site is presently vacant and undisturbed except for a water well on the site and to occasional use by off road vehicles. The site is flat and has no distinguishing characteristics and is adjacent to a solid waste landfill at a site that minimizes visual access from outside the immediate area.

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

Quarter ended	Low Price	High Price

March 31, 2012	$0.13	$0.57
June 30, 2012	$0.17	$0.42
September 30, 2012	$0.09	$0.23
December 31, 2012	$0.12	$0.18
March 31, 2013	$0.05	$0.15
June 30, 2013	$0.02	$0.10
September 30, 2013	$0.008	$0.0259
December 31, 2013	$0.009	$0.0195
March 31, 2014	$0.0015	$0.009
June 30, 2014	$0.0023	$0.0044
September 30, 2014	$0.0023	$0.0050
December 31, 2014	$0.0018	$0.08

(b) Holders

As of March 30, 2015, a total of 246,890,278 shares of the Company’s common stock are currently outstanding held by approximately 2,800 shareholders of record.

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

As of December 31, 2014, we have issued the following stock options and grants under the Amended and Restated Plan:

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

(1)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2014 and 2013, there were no repurchases of the Company’s common stock by the Company.

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

Our initial planned bio-refineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi The Company sees the project on hold until we receive the funding to construct the facility. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated above, and only requires minimal capital to maintain until funding is obtained for the construction. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital use in the early years of the company. Although the Company is actively seeking financing for this project no definitive agreements are in place.

●

A bio-refinery proposed for development and construction previously in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. The Company has since abandoned pursuit of both loan guarantee opportunities but may reapply at a later date as funding opportunities arise.

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2015 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill, and other funding opportunities as they become available, although initial attempts have been unsuccessful.

●	Sale of Company engineering services and design packages to technology licensees.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). The Company has since abandoned pursuit of both loan guarantee opportunities but may reapply at a later date as funding opportunities arise.

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently in negotiations but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

On September 27, 2010, the Company announced a contract with Cooper Marine & Timberlands to provide feedstock for the Company’s planned Fulton Project for a period of up to 15 years. Under the agreement, Cooper Marine & Timberlands (“CMT”) will supply the project with all of the feedstock required to produce approximately 19-million gallons of ethanol per year from locally sourced cellulosic materials such as wood chips, forest residual chips, pre-commercial thinnings and urban wood waste such as construction waste, storm debris, land clearing; or manufactured wood waste from furniture manufacturing. Under the Agreement, CMT will pursue a least-cost strategy for feedstock supply made possible by the project site’s proximity to feedstock sources and the flexibility of BlueFire’s process to use a wide spectrum of cellulosic waste materials in pure or mixed forms. CMT, with several chip mills in operation in Mississippi and Alabama, is a member company of Cooper/T. Smith one of America’s oldest and largest stevedoring and maritime related firms. with operations on all three U.S. coasts and foreign operations in Central and South America.

On September 20, 2010, the Company announced an off-take agreement with Tenaska BioFuels, LLC (“TBF”), now Tenaska Commodities LLC, for the purchase and sale of all ethanol produced at the Company’s planned Fulton Project. Pricing of the 15-year contract follows a market-based formula structured to capture the premium allowed for cellulosic ethanol compared to corn-based ethanol giving the Company a credit worthy contract to support financing of the project. Despite the long-term nature of the contract, the Company is not precluded from the upside in the coming years as fuel prices rise. TBF, a marketing affiliate of Tenaska, provides procurement and marketing, supply chain management, physical delivery, and financial services to customers in the agriculture and energy markets, including the ethanol and biodiesel industries. In business since 1987, Tenaska is one of the largest independent power producers.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

Revenue excluding unbilled grant revenue, for the years ended December 31, 2014 and December 31, 2013, was approximately $1,595,000 and $1,338,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was mainly due to additional consulting revenues in fiscal 2014 versus the same period in fiscal 2013.

Project Development

For the year ended December 31, 2014, our project development costs were approximately $774,000, compared to project development costs of $591,000 for the same period during 2013. The increase in project development costs is mainly due to an increase in project activities such as legal costs for contract negotiations and due diligence related to financing efforts in 2014.

General and Administrative Expenses

General and Administrative Expenses were approximately $910,000 for the year ended December 31, 2014, compared to $716,000 for the same period in 2013. The increase in general and administrative costs is mainly due to increased insurance and legal costs.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of December 31, 2014, we had cash and cash equivalents of approximately $22,000. As of March 25, 2015, we had cash and cash equivalents of approximately $27,000. Historically, we have funded our operations though the following transactions:

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

On April 8, 2014, the Company finalized a $350,000 promissory note in favor of AKR Inc. (the “AKR Note”). The maturity date of the AKR Note is April 8, 2015, and bears interest at a rate of five percent per annum.

On December 17, 2014, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”). Pursuant to the terms of the Purchase Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the registration statement, Kodiak shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share (the “Put Shares”), pursuant to Puts (as defined in the Purchase Agreement), covering the Registered Securities (as defined in the Purchase Agreement).

Management has estimated that operating expenses for the next twelve months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2015, the Company intends to fund its operations with consulting revenue from GS Caltex and others, from the sale of Fulton Project equity ownership, and from the sale of debt or equity instruments. As of March 30, 2015, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the years ended December 31, 2014 and 2013, the Company used cash in operating activities of $198,858 and $60,655, respectively. In 2014, our net loss of $387,674 was offset by non-cash adjustments of $223,167 and operating assets and liabilities of $34,351. In 2013, our net loss of $1,364,626 was offset by non-cash adjustments of $1,325,722 and operating assets and liabilities of $(21,751).

In 2013, the company invested, net of reimbursements, approximately $58,000 in the construction of the Fulton Facility. Such costs were capitalized prior to the impairment of the construction in progress related to the Fulton Project. All reimbursements from the DOE subsequent to impairment were recognized as revenue rather than as a contra asset to construction in progress. In addition, costs are no longer being capitalized to construction in progress, until such time that the Fulton Project is probable to proceed.

We received proceeds from Asher Enterprises, Inc. in the form of convertible notes of $37,500 for the year ended December 31, 2014, versus approximately $110,000 for the year ended December 31, 2013. In 2014, we received loans from AKR of $380,000 and net advances on a related party line of credit whereas in 2013, there were no such financings. In 2014, the Company also repaid a prior convertible note payable with $275,000 in cash.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-26 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 30, 2015. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	63	President, CEO and Director	June 2006

Necitas Sumait	54	Secretary, SVP and Director	June 2006

John Cuzens	63	SVP, Chief Technology Officer	June 2006

Chris Nichols	48	Director	June 2006

Joseph Sparano	67	Director	March 2011

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

Chris Nichols – Director (Chairman, Compensation Committee)

Mr. Nichols has been our Director since our inception in March 2006. Mr. Nichols is currently the Chief Sales Officer for Field Nation, LLC. Previously, Mr. Nichols was the Chairman of the Board and Chief Executive Officer of Advanced Growing Systems, Inc. From 2003 to 2006, Mr. Nichols was the Senior Vice President of Westcap Securities’ Private Client Group. Prior to this, Mr. Nichols was a Registered Representative at Fisher Investments from December 2002 to October 2003. He was a Registered Representative with Interfirst Capital Corporation from 1997 to 2002. Mr. Nichols is a graduate of California State University in Fullerton with a B.A. degree in Marketing. The Company believes that Mr. Nichols’ experience in public company financing will assist us with the formation of new capital into the Company.

Joseph Sparano – Director

Mr. Sparano served as an executive advisor to the Western States Petroleum Association’s (“WSPA”) board of directors until his retirement in April 2011. WSPA is an non-profit trade association that represents companies that account for the bulk of petroleum exploration, production, refining, transportation and marketing in the six western states of Arizona, California, Hawaii, Nevada, Oregon and Washington. In his role as executive advisor, Mr. Sparano advises the WSPA’s President and Chairman on matters related to the trade organization’s operations and advocacy in six Western states (CA, AZ, NV, WA, OR, HI). Mr. Sparano has served in such role since January 2010, at which time he resigned as the President of the WSPA, a role in which he served since March 2003. Prior to joining the WSPA, from March 2000 to March 2003, Mr. Sparano served as the President of Tesoro Petroleum Corporation’s (“Tesoro”) West Coast Regional Business Unit and as Vice President of the company’s Heavy Fuels Marketing segment. Tesoro is an independent marketer and refiner of petroleum products. Prior to joining Teroso, from September 1990 to August 1995, Mr. Sparano served as the Chairman and Chief Executive Officer of Pacific Refining Company, a California based petroleum refining operation. Mr. Sparano graduated cum laude from the Stevens Institute of Technology, receiving a B.S. in chemical engineering. The Company believes that Mr. Sparano’s experience in both mergers and acquisitions and in representing the oil and gas industry will assist us with the formation of new strategic partnerships.

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

Audit Committee

Christopher Nichols

Compensation Committee

Christopher Nichols, Chairman

Nomination Committee

Joseph Sparano, Chairman; Arnold Klann; Necitas Sumait

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of March 30, 2015.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann	2014	226,000		0				0	226,000
Chief Executive Officer,	2013	226,000		0				0	226,000
President

Necitas Sumait	2014	180,000		0				0	180,000
Secretary,	2013	180,000		0				0	180,000
Vice President

John Cuzens	2014	180,000		0				0	180,000
Treasurer,	2013	180,000		0				0	180,000
Vice President

(1)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors. See notes to the consolidated financial statements for valuation.

(2)	In 2012, due to a lack of capital, the Company accrued, but have been subsequently paid.

2014 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann

Necitas Sumait

Chris Nichols (1)	6,000						6,000

Joseph Sparano (1)	6,000						6,000

Employment Contracts

On November 19, 2013, the Board of Directors approved the re-election of Joseph Sparano, Christopher Nichols, Arnold Klann and Necitas Sumait. As of December 31, 2014, the Company has not yet granted to each member the stock to be issued for this reelection.

As of March 30, 2015, our authorized capitalization was 501,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of December 31, 2014, there were 226,858,106 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 30, 2015, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each owner who is an officer or director is c/o the Company at 31 Musick, Irvine California 92618.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)

Arnold Klann	20,290,258	8.94%
Chief Executive Officer, President, Chairman

Necitas Sumait	3,096,000	1.36%
Senior Vice President, Director

John Cuzens	3,058,500	1.35%
Chief Technology Officer, Senior Vice President

Chris Nichols	24,500	* %
Director

Joseph Sparano	12,000	* %
Director

All officers and directors as a group (5 persons)		11.67%

All officers, directors and 5% holders as a group (5 persons)		11.67%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

Share Issuances/Consulting Agreements

On August 1, 2012, the Company renewed all of its existing Directors’ appointments, issued two years of shares to each (totaling 10,000 for the CEO and Vice-President, and 12,000 shares to the outside board members). The $5,000 to the two outside members was accrued, but paid as of December 31, 2013. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The value of the common stock granted was determined to be approximately $7,500 based on the fair market value of the Company’s common stock of $0.17 on the date of the grant. During the year ended December 31, 2012, the Company expensed approximately $17,500 related to these agreements.

On November 19, 2013, the Company renewed all of its existing Directors’ appointments, but as of March 30, 2015, the Company has not yet granted to each member the stock to be issued pursuant to their appointments. The $5,000 to the two outside members was accrued, and as yet unpaid as of December 31, 2013. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000.

On August 13, 2014, the Company adjourned its annual meeting of stockholders of the Company. At least a majority of the Company’s common stock outstanding on the record date must be represented at the annual meeting, either in person or by proxy, in order to constitute a quorum for the transaction of business at the annual meeting. A quorum was not reached at the scheduled time of the meeting.

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2012, 2013 or 2014.

Description of Securities

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of March 30, 2015, the Company had 246,890,278 shares of common stock outstanding, and no shares of preferred stock outstanding.

Common Stock

As of March 30, 2015, we had 246,890,278 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of March 30, 2015, we had no shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

Warrants

As of March 30, 2015, we had warrants to purchase an aggregate of 23,528,571 shares of our common stock outstanding. The exercise prices for the warrants range from $0.007 to $0.55 per share. These warrants contain a provision in which the exercise price may be adjusted for future corporate actions such as mergers or acquisitions.

Options

As of March 30, 2015, we had no options outstanding.

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

During 2008, due to the receipt of proceeds from the Department of Energy as well as the term of a sublicense agreement to the Fulton project, the Board of Directors determined that the Company had triggered its obligation to incur the full $1,000,000 Arkenol License fee. The Board of Directors determined that the receipt of these proceeds constituted “First Project Construction Funding” as established under the Arkenol technology agreement. As such, the statement of operation reflects the one-time license fee of $1,000,000 and the unpaid balance of $970,000 was included in license fee payable to related party on the accompanying consolidated balance sheet as of December 31, 2008. The prepaid fee to related party of $30,000 was eliminated as of December 31, 2008. The Company repaid the $970,000 to the related party on March 9, 2009.

Asset Transfer Agreement with Ark Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. The company has not paid for, developed or utilized any of these assets to date.

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

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2014 and 2013, were approximately $52.100 and $53,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2014 and 2013.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the years ended December 31, 2014 and 2014, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $0 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.

Dbbmckennon was at the 2014 stockholders’ meeting and is expected to be present at the 2015 meeting.

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

BLUEFIRE RENEWABLES, INC.

Date: March 30, 2015	By:	/s/ Arnold R. Klann
	Name:	Arnold R. Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	March 30, 2015
Arnold R. Klann	Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Necitas Sumait	Director, Secretary and Senior Vice President	March 30, 2015
Necitas Sumait

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	March 30, 2015
John Cuzens

/s/ Chris Nichols	Director	March 30, 2015
Chris Nichols

/s/ Joseph Sparano	Director	March 30, 2015
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries (collectively the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has limited working capital, incurred losses, and has significant operating costs expected to be incurred in the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

dbbmckennon
Newport Beach, California
March 30, 2015

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$22,134	$46,992
Costs of financing	-	1,031
Prepaid expenses	6,274	4,636
Total current assets	28,408	52,659

Property and equipment, net of accumulated depreciation of $107,003 and $106,041, respectively	110,278	111,240

Total assets	$138,686	$163,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$962,589	$1,108,684
Accrued liabilities	187,935	272,910
Convertible notes payable, net of discount of $0 and $75,695, respectively	-	322,385
Notes payable	368,665	-
Line of credit, related party	45,230	11,230
Note payable to a related party	200,000	200,000
Derivative liability	-	122,309
Total current liabilities	1,764,419	2,037,518

Outstanding warrant liability	16,567	58
Total liabilities	1,780,986	2,037,576

Redeemable noncontrolling interest	864,867	856,044

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 226,890,278 and 73,486,861 shares issued and 226,858,106 and 68,910,395 outstanding, as of December 31, 2014 and 2013, respectively	226,891	68,943
Additional paid-in capital	16,584,847	16,123,744
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Accumulated deficit	(19,217,324)	(18,820,827)
Total stockholders’ deficit	(2,507,167)	(2,729,721)

Total liabilities and stockholders’ deficit	$138,686	$163,899

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Revenues:
Consulting fees	$263,178	$2,020
Department of Energy grant revenues	1,331,458	1,336,449
Total revenues	1,594,636	1,338,469

Cost of revenue
Consulting revenue	64,605	-
Gross margin	1,530,031	-

Operating expenses:
Project development, including stock based compensation of $0, and $0, respectively	774,132	591,356
General and administrative, including stock based compensation of $46,711 and $12,215, respectively	909,648	716,127
Impairment of property and equipment	-	1,162,148
Total operating expenses	1,683,780	2,469,631

Operating loss	(153,749)	(1,131,162)

Other income and (expense):
Amortization of debt discount	(142,445)	(221,990)
Interest expense	(51,286)	(109,679)
Related party interest expense	(4,599)	(1,730)
Gain on settlement of accounts payable and accrued liabilities	95,990	134,062
Change in fair value of warrant liability	(16,509)	22,542
Change in fair value of derivative liability	(112,785)	70,614
Loss on excess fair value of derivative liability	-	(124,883)
Total other income and (expense)	(231,634)	(231,064)

Loss before provision for income taxes	(385,383)	(1,362,226)

Provision for income taxes	2,291	2,400

Net loss	$(387,674)	$(1,364,626)
Net income attributable to noncontrolling interest	8,823	6,099
Net loss attributable to controlling interest	$(396,497)	$(1,370,725)

Basic and diluted loss per common share attributable to controlling interest	$(0.00)	$(0.03)
Weighted average common shares outstanding, basic and diluted	170,370,290	44,651,379

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Committed Shares To Be	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Stock	Deficit
Balances at December 31, 2012	33,559,366	$33,591	$14,847,401	$803,704	$(17,450,102)	$(101,581)	$(1,866,987)

Common Shares issued for Legal Services in January 2013 at $0.121 per share	75,000	75	9,000	-	-	-	9,075
Common Shares issued for conversion of note in February 2013 at $0.072 per share	206,897	207	14,793	-	-	-	15,000
Common Shares issued for conversion of note in March 2013 ranging from $0.032 to $0.046 per share	909,779	910	34,090	-	-	-	35,000
Common Shares issued for conversion of note in April 2013 at $0.03 per share	525,902	526	15,514	-	-	-	16,040
Common Shares issued for conversion of note in May 2013 at $0.023 per share	865,801	866	19,134	-	-	-	20,000
Common Shares issued for conversion of note in June 2013 at $0.014 per share	1,397,059	1,397	17,603	-	-	-	19,000
Common Shares issued for conversion of note in July 2013 at $0.0095 per share	1,263,158	1,263	10,737	-	-	-	12,000
Common Shares issued in connection with Court Ordered warrant exercise in August 2013 at $0 per share	5,740,741	5,741	797,963	(803,704)	-	-	-
Common Shares issued for conversion of note in August 2013 ranging from $0.0066 to $0.0087 per share	2,754,441	2,754	19,046	-	-	-	21,800
Common Shares issued for conversion of note in September 2013 ranging from $0.0054 to $0.0076 per share	4,269,980	4,270	23,130	-	-	-	27,400
Common Shares issued for conversion of note in October 2013 at $0.005 per share	2,300,000	2,300	9,200	-	-	-	11,500
Common Shares issued in settlement of accrued payroll and accounts payable in October 2013 at $0.0125 per share	9,847,501	9,848	113,246	-	-	-	123,094
Common Shares issued for conversion of note in October 2013 at $0.0052 per share	2,307,692	2,308	9,692	-	-	-	12,000
Common Shares issued for conversion of note in November 2013 at $0.0052 per share	811,538	811	3,409	-	-	-	4,220
Common Shares issued in connection with 3(a)10 transaction in December 2013 at $0.0061 per share	2,075,540	2,076	10,484	-	-	-	12,560
Extinguishment of derivative liabilities associated with convertible notes	-	-	169,302	-	-	-	169,302
Net loss attributable to controlling interest	-	-	-	-	(1,370,725)	-	(1,370,725)
Balances at December 31, 2013	68,910,395	68,943	16,123,744	-	(18,820,827)	(101,581)	(2,729,721)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2013	68,910,395	68,943	16,123,744	(18,820,827)	(101,581)	(2,729,721)

Common Shares issued for conversion of notes in 2014 at a range of $0.0015 and $0.008 per share	46,745,690	46,746	26,054	-	-	72,800
Common Shares issued in connection with 3(a)10 transaction in at a range of $0.0026 and $0.0075 per share	65,554,295	65,554	115,094	-	-	180,648
Common Shares issued in connection with the conversion of notes pursuant to 3(a)10 transaction in 2014 at a range of $0.0029 and $0.0048 per share	45,647,727	45,648	6,777	-	-	52,425
Discount on fair value of warrants	-	-	42,323		-	42,323
Extinguishment of derivative liabilities associated with convertible notes	-	-	270,855	-	-	270,855
Net loss attributable to controlling interest	-	-	-	(396,497)		(396,497)
Balances at December 31, 2014	226,858,107	226,891	16,584,847	(19,217,324)	(101,581)	(2,507,167)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(387,674)	$(1,364,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	16,509	(22,542)
Change in fair value of derivative liability	112,785	(70,614)
Loss on excess fair value of derivative liability	-	124,883
Gain on settlement of accounts payable and accrued liabilities	(95,990)	(134,062)
Impairment of property and equipment	-	1,162,148
Share-based compensation	46,711	12,215
Amortization	142,445	250,812
Depreciation	706	2,882
Changes in operating assets and liabilities:
Accounts receivable	-	3,538
Prepaid expenses and other current assets	(1,638)	4,316
Accounts payable	46,565	139,705
Accrued liabilities	(79,277)	(169,310)
Net cash used in operating activities	(198,858)	(60,655)

Cash flows from investing activities:
Construction in progress, net	-	(57,956)
Net cash used in investing activities	-	(57,956)

Cash flows from financing activities:
Proceeds from convertible notes payable	35,000	110,000
Repayment of notes payable	(275,000)	-
Proceeds from notes payable	380,000	-
Proceeds from related party line of credit/notes payable	34,000	-
Repayment from related party line of credit/notes payable	-	(4,000)
Net cash provided by financing activities	174,000	106,000

Net increase (decrease) in cash and cash equivalents	(24,858)	(12,611)

Cash and cash equivalents beginning of period	46,992	59,603

Cash and cash equivalents end of period	$22,134	$46,992

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$98,179	$13,105
Income taxes	$-	$2,700

Supplemental schedule of non-cash investing and financing activities:
Conversion of non-secured convertible notes payable	$70,000	$186,500
Interest converted to common stock	$2,800	$7,460
Derivative liability reclassified to additional paid-in capital	$-	$169,301
Discount on convertible notes payable	$42,323	$-
Convertible loans issued in connection with the Liabilities Purchase Agreement	$-	$75,000
Liabilities settled in connection with the Liability Purchase Agreement	$135,432	$-
Accounts payable and accrued liabilities paid in common stock	$-	$146,080

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

BlueFire Renewables, Inc. (“BlueFire”) was incorporated in the state of Nevada on March 28, 2006. BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

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

As of December 31, 2014, the Company has negative working capital of approximately $1,736,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2015, the Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of March 30, 2015, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew and only requires minimal capital to maintain until funding is obtained for the construction. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. As of December 30, 2014, all site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates include, but are not limited to, DOE Grant reimbursements, valuation of warrants and derivative liabilities, and impairment of long-lived assets.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2014 and 2013, the Company has no reserve allowance.

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. The carrying value of our construction in progress, included in property and equipment, was impaired for its full carrying value of $1,162,148 at December 31, 2013. There was no impairment as of December 31, 2014.

Revenue Recognition

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

As discussed in Note 3, the Company received a federal grant from the United States Department of Energy, (“DOE”). The grant generally provided for payment in connection with related development and construction costs involving commercialization of our technologies. Grant award reimbursements were recorded as either contra assets or as revenues depending upon whether the reimbursement is for capitalized construction costs or expenses paid by the Company. Contra capitalized cost and revenues from the grant were recognized in the period during which the conditions under the grant had been met and the Company had made payment for the related asset or expense. The Company recognized DOE unbilled grant receivables for those costs that had been incurred during a period but not yet paid at period end, were otherwise reimbursable under the terms of the grant, and were expected to be paid in the normal course of business. Realization of unbilled receivables is dependent on the Company’s ability to meet their obligation for reimbursable costs.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the years ended December 31, 2014 and 2013, research and development costs included in project development were approximately $774,000 and $591, 000, respectively.

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

The Company did not have any level 1 financial instruments at December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the warrant liability and derivative liability are considered level 2 items, see Notes 5, 6, and 9.

As of December 31, 2014 and 2013, the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during 2013 and 2014 due to the following:

Balance as of January 1, 2014	$856,044
Net gain attributable to noncontrolling interest	8,823
Balance at December 31, 2014	$864,867

See Note 8 for details of valuation and changes during the years 2014 and 2013.

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

Risks and Uncertainties

The Company’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company’s industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate non-compliance with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, per insured bank. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer, including up to $250,000 for cash. At times, the Company has cash deposits in excess of federally and institutional insured limits.

As of December 31, 2014 and 2013, the Department of Energy made up 100% of Grant Revenues. Management believes the loss of this organization will have a material impact on the Company’s financial position, results of operations, and cash flows. The company is currently investigating alternative sources of funding.

As of December 31, 2014 and 2013, one customer made up 100% of the Company’s consulting fees revenue. Management believes the loss of consulting to this organization would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2014 and 2013 three vendors made up approximately 60% and 65% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2014 and 2013, the Company had no options and 23,528,571 and 428,571 warrants outstanding, respectively, for which 428,571 warrants had an exercise price which was in excess of the average closing price of the Company’s common stock during the corresponding years and thus 23,100,000 and 0 warrants, respectively, are considered dilutive under the treasury-stock method of accounting. However, due to the net loss in the periods presented, the warrants effects are antidilutive and therefore, excluded from diluted EPS calculations.

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

Lines of Credit with Share Issuance

Shares issued to obtain a line of credit are recorded at fair value at contract inception. When shares are issued to obtain a line of credit rather than in connection with the issuance, the shares are accounted for as equity, at the measurement date in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees.” The issuance of these shares is equivalent to the payment of a loan commitment or access fee, and, therefore, the offset is recorded akin to debt issuance costs. The deferred fee is amortized using the effective interest method, or a method that approximates such over the stated term of the line of credit, or other period as deemed appropriate.

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

New Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

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

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. With a final determination by the DOE received by the company, access to government funding is hampering our ability to finance our projects and/or operations and implement our strategy and business plan. The company is currently investigating alternative sources of funding.

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. As of March 30, 2015, there is $0 available under the grant for costs incurred prior to September 30, 2014, but not yet paid for, which is required for reimbursement and for costs to close out the award. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

As of December 31, 2014, the Company has received reimbursements of approximately $13,252,800 under these awards.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Land	$109,108	$109,108
Office equipment	63,367	63,367
Furniture and fixtures	44,806	44,806
	217,281	217,281
Accumulated depreciation	(107,003)	(106,041)
	$110,278	$1,218,314

Depreciation expense for the years ended December 31, 2014 and 2013 was $962 and $2,882, respectively.

During the year ended December 31, 2014, the Company invested $0 in construction activities at our Fulton Project, compared with $58,000 in 2013 net of DOE reimbursements. The 2013 additions were fully impaired as of December 31, 2013 as described below.

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

NOTE 5 – NOTES PAYABLE

For the below convertible notes to Asher Enterprises, the Company determined that since the conversion prices are variable and do not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan after the six month period specified above. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished.

On June 13, 2013, the Company issued a convertible note in favor of Asher Enterprises, Inc. in the principal amount of $32,000 pursuant to the terms above, with a maturity date of March 17, 2014. In accordance with the terms of the note, the note became convertible on December 10, 2013.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $28,000, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of December 31, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 22,207,699 shares of common stock.

On December 19, 2013, the Company issued a convertible note in favor of Asher Enterprises, Inc. in the principal amount of $37,500 which was funded and effective in January 2014 with terms identified above and has a maturity date of December 23, 2014. The conversion feature was not triggered until July 2014 due to the effective date of the note being in January 2014.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $35,290, resulting in a discount to the note. The discount was amortized over the term of the note and accelerated as the note was converted. As of December 31, 2014, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 24,537,990 shares of common stock. See below for assumptions used in valuing the derivative liability.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature upon it being effective (as applicable), at each conversion event, and at quarter end. The company recognized a loss on derivative liabilities of $112,785 during the year ended December 31, 2014 and a gain of $70,614 during the year ended December 31, 2013 based on these valuations which is included in the accompany statement of operations.

During the year ended December 31, 2014, the range of inputs used to calculate derivative liabilities noted above were as follows:

Year ended December 31, 2014
Annual dividend yield	0%
Expected life (years)	0.04 - 0.18
Risk-free interest rate	0.03% - 0.11%
Expected volatility	197% - 235%

Fees paid to secure the convertible debts were accounted for as deferred financing costs and capitalized in the accompanying balance sheet or considered an on-issuance discount to the notes. The deferred financing costs and discounts, as applicable, are amortized over the term of the notes.

For the year ended December 31, 2014, the Company amortized on-issuance discounts totaling $2,500 with $0 remaining, and costs of financing of $1,031 with $0 remaining related to these notes.

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

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. During the year ended December 31, 2014, amortization of approximately $51,960 was recognized to interest expense related to the discounts on the notes.

As of December 31, 2014, the Tarpon Initial Note and the Tarpon Success Fee Note were repaid in full through the conversion of these notes for 45,647,727 shares of common stock and a cash payment of $25,000.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market each quarter and as of December 31, 2014 which resulted in a loss of approximately $46,000. The Company used the following range of assumptions for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Annual dividend yield	0%	0%
Expected life (years)	0.001 - .25	0.8
Risk-free interest rate	0.01% - 0.05%	0.02%
Expected volatility	229% - 242%	159%

During the year ended December 31, 2014, the Company paid $25,000 in cash and issued 45,647,727 shares of common stock on the Tarpon Initial Note and Tarpon Success Fee Note to satisfy all obligations under these notes.

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

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42, 323 based the relative fair value of the AKR Warrants compared to the debt. During the year ended December 31, 2014 the Company amortized $30,988 of the discount to interest expense. As of December 31, 2014 unamortized discount of $11,335 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, but was subsequently extended to June 30, 2015. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

Kodiak Promissory Note

On December 17, 2014, the Company entered into the equity Purchase Agreement with Kodiak. Pursuant to the terms of the Purchase Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the registration statement, Kodiak shall commit to purchase up to $1,500,000 of Put Shares, pursuant to Puts (as defined in the Purchase Agreement), covering the Registered Securities (as defined in the Purchase Agreement). See Note 9 for more information.

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. As of December 31, 2014, the balance outstanding on the Kodiak Note was $60,000.

NOTE 6 – OUTSTANDING WARRANT LIABILITY

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

	December 31, 2014	December 31, 2013
Annual dividend yield	-	-
Expected life (years)	1.05	2.05
Risk-free interest rate	0.25%	0.38%
Expected volatility	357%	150%

In connection with these warrants, the Company recognized a gain and loss on the change in fair value of warrant liability of $16,509 and $22,542 during the years ended December 31, 2014 and 2013, respectively.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Board of Director Arrangements

On November 19, 2013, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to two of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of March 30, 2015, the Company had not yet issued the 6,000 shares issuable for compensation in 2013 and 2014 to each of its Board Members.

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

Future annual minimum lease payments under the above lease agreements, at December 31, 2014 are as follows:

Years ending
December 31,
2015	$125,976
2016	125,976
2017	125,976
2018	125,976
2019	125,976
Thereafter	2,652,016
Total	$3,281,896

Rent expense under non-cancellable leases was approximately $123,000, $123,000 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $30,876 and $233,267 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. During 2013 the County of Itawamba forgave approximately $96,000 in lease payments. As of December 31, 2014, the Company was in technical default of the lease due to non-payment.

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

NOTE 8 – REDEEMABLE NONCONTROLLING INTEREST

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

Net income attributable to the redeemable noncontrolling interest during the year ended December 31, 2014 was $8,823 which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net income was presented on the statement of operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2014, 3,307,159 options and 1,747,111 shares have been issued under the plan. As of December 31, 2014, 4,945,730 shares are still issuable under the Plan.

Stock Options

In connection with the Company’s 2007 and 2006 stock option awards, during the years ended December 31, 2014, and 2013, the Company recognized no stock based compensation to general and administrative expenses or to project development expenses. There is no additional future compensation expense to record at December 31, 2014 based on previous awards.

As of December 31, 2013, and 2014 there were no options that remained outstanding.

Shares Issued for Services

Throughout the year ended December 31, 2014, the Company issued no shares of stock for legal services provided, which compares to 75,000 shares for the same services in 2013. In connection with this issuance the Company recorded no expense in 2014, which compares to approximately $9,100 in legal expense which is included in general and administrative expense in 2013. Shares issued for services are valued on the date of grant, based on the share price of the Company’s stock.

Shares Issued for Settlement of Accrued Expenses

On October 14, 2013, the Company issued 9,847,501 shares of common stock in lieu of cash for back pay owed to Company employees of approximately $123,000. In connection with this issuance the Company recorded a gain on the settlement of accrued payroll expenses of $24,619 which is included in the accompanying statement of operations. There were no such issuances in 2014.

Warrants Issued

See Notes 5, 6, 9 and 10 for warrants issued with debt and equity financings.

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) that had contained; (i) warrants allowing AKR to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (ii) warrants allowing AKR to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iii) warrants allowing AKR to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”).

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

Warrants Outstanding

A summary of the status of the warrants for the years ended December 31, 2014 and 2013 changes during the periods are presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2012	928,571	0.52	1.92
Issued during the year	-	-
Exercised during the year	-	-
Expired during the year	(500,000)	0.50
Outstanding and exercisable at December 31, 2013	428,571	$0.55	2.04
Issued during the year	23,100,000	0.007
Exercised during the year	-	-
Expired during the year	-	-
Outstanding and exercisable at December 31, 2014	23,528,571	0.01	2.11

Equity Facility Agreement

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement was equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire paid to TCA a fee by issuing to TCA that number of shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It was the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. In the event the value of the Facility Fee Shares issued to TCA did not equal $110,000 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to BlueFire’s treasury) to adjust the number of Facility Fee Shares issued. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire was obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to cover the Registrable Securities within 45 days of closing. BlueFire must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 90 days following closing. Penalty for not getting the registration statement effective was capped at $20,000. The company did not incur any penalties under this agreement.

In connection with the issuance of approximately 280,000 shares for the $110,000 facility fee as described above, the Company capitalized said amount within deferred financings costs in the accompanying balance sheet as of March 31, 2012, along with other costs incurred as part Equity Facility and the Convertible Note. Due to the doubt surrounding the ability draw on this Equity Facility due to the delay in getting the registration statement effective, the company amortized all costs related to this in 2012.

On March 28, 2012, BlueFire entered into a security agreement (the “Security Agreement”) TCA, related to a $300,000 convertible promissory note issued by BlueFire in favor of TCA (the “Convertible Note”). The Security Agreement granted to TCA a continuing, first priority security interest in all of BlueFire’s assets, wheresoever located and whether now existing or hereafter arising or acquired. On March 28, 2012, BlueFire issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note was March 28, 2013, and the Convertible Note bore interest at a rate of twelve percent (12%) per annum. The Convertible Note was convertible into shares of BlueFire’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note was able to be prepaid in whole or in part at BlueFire’s option without penalty. The proceeds received by the Company under the purchase agreement were used for general working capital purposes which included costs reimbursed under the DOE cost share program.

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs in the accompanying balance sheet as of December 31, 2012; and were amortized on a straight-line basis over the term of the Convertible Note. During the years ended December 31, 2014, and 2013, the Company amortized deferred financing costs and recorded as expenses of $0 and approximately $21,000, respectively, related to the convertible note financing costs.

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

The Company discounted the note by the fair market value of the derivative liability upon inception of the note. This discount will be accreted back to the face value of the note over the note term. During the years ended December 31, 2014, and 2013, the Company recorded $0 and approximately $39,000, respectively, in discount amortization and $29,000 and approximately $66,000, respectively, in interest expense related to the note.

Using the Black-Scholes pricing model, with the inputs listed below, we calculated the fair market value of the conversion feature to be approximately $162,000 at the notes inception. The Company revalued the conversion feature during the years ended December 31, 2014 and 2013, in the same manner with the inputs listed below and recognized a gain on the change in fair value of the derivative liability on the accompanying statement of operations for the periods ending December 31, 2014, and 2013, of $2,600 and approximately $44,000, respectively. As of April 11, 2014 the note has been repaid in full.

	December 31, 2014	December 31, 2013
Annual dividend yield	-	-
Expected life (years)	0.00 - 0.01	0.00
Risk-free interest rate	0.01% - 0.03%	0.01%
Expected volatility	229% - 242%	159%

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

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim. In addition, pursuant to the terms of the Settlement Agreement, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was January 30, 2014. The Tarpon Initial Note was convertible into shares of the Company’s common stock (See Note 5).

Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on December 23, 2013, the Company issued the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee. The Tarpon Success Fee Note was due on June 30, 2014. The Tarpon Success Fee Note was convertible into shares of the Company’s common stock (See Note 5).

The Tarpon Initial Note and the Tarpon Success Fee Note were both paid back to Tarpon as of December 31, 2014 (See Note 5).

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of Common Stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $7,450 and providing payments of $22,352 to settle outstanding vendor payables. For the year ended December 31, 2014, the Company issued Tarpon 61,010,000 shares of Common Stock. Pursuant to the issuances in 2014, gross proceeds of $163,406 were generated from the sale of the Common Stock, of which approximately $122,500 was used to satisfy the Company’s liabilities. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from. As of December 31, 2013, only 2,075,540 of the initial 6,619,835 shares had been sold by Tarpon, for gross proceeds of $12,560, of which $9,420 was used to settle outstanding liabilities and the remainder applied to Tarpon fees, and charged to stock compensation in the accompanying consolidated financial statements. Shares in which are held by Tarpon at each reporting period are accounted for as issued but not outstanding. As of December 31, 2014, the Company has satisfied all of its liabilities under the Settlement Agreement.

Kodiak Purchase Agreement and Registration Rights Agreement

On December 17, 2014, the Company entered into the equity Purchase Agreement with Kodiak. Pursuant to the terms of the Purchase Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the registration statement, Kodiak shall commit to purchase up to $1,500,000 of Put Shares, pursuant to Puts (as defined in the Purchase Agreement), covering the Registered Securities (as defined below).

The “Registered Securities” means the (a) Put Shares, and (b) any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As to any particular Registered Securities, once issued such securities shall cease to be Registered Securities when (i) a Registration Statement has been declared effective by the SEC and such Registered Securities have been disposed of pursuant to a Registration Statement, (ii) such Registered Securities have been sold under circumstances under which all of the applicable conditions of Rule 144 are met, (iii) such time as such Registered Securities have been otherwise transferred to holders who may trade such shares without restriction under the Securities Act or (iv) in the opinion of counsel to the Company, which counsel shall be reasonably acceptable to Investor, such Registered Securities may be sold without registration under the Securities Act or the need for an exemption from any such registration requirements and without any time, volume or manner limitations pursuant to Rule 144(b)(i) (or any similar provision then in effect) under the Securities Act.

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. As of December 31, 2014, the balance outstanding on the Kodiak Note was $60,000.  Because the note was issued for no cash consideration, there was a full on-issuance discount, of which $4,286 was amortized as of December 31, 2014, and 55,714 remains to be amortized.

Concurrently with the Purchase Agreement, on December 17, 2014, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Kodiak. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the SEC to cover the Registered Securities, within thirty (30) days of closing, and must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Registration was filed, subsequent to December 31, 2014, on January 2, 2015, and declared effective on February 11, 2015.

NOTE 10 – RELATED PARTY TRANSACTIONS

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), in which the Company’s majority shareholder and other family members hold an interest. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a onetime payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

Asset Transfer Agreement with Ark Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2014 and 2013, the Company had not incurred any liabilities related to the agreement.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10th, 2014 the line of credit was increased to $55,000. As of December 31, 2014 and 2013, the outstanding balance on the line of credit was approximately $45,230 and $11,230 with $9,770 and $28,770 remaining under the line, respectively. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants to expire on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option. As of December 31, 2014 and 2013, $200,000 remained outstanding on this loan.

NOTE 11 – INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Current Tax Provision
Federal	$-	$-
State	2,400	2,400
Total	$2,400	$2,400

Deferred tax provision (benefit)
Federal	(6,686,745)	(6,937,891)
State	(842,874)	(614,642)
Valuation Allowance	7,529,619	7,552,533
Total
Total Provision for income taxes	$2,400	$2,400

Current taxes in 2014 and 2013 consist of minimum taxes to the State of California.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
US federal statutory income tax rate	30%	30%
State tax - net of benefit	4%	4%
	34%	34%

Permanent differences	(16)%	(10)%
Reserves and accruals	(7)%	0%
Changes in deferred tax assets	(16)%	(16)%
Increase in valuation allowance	6%	(8)%
Effective tax rate	1%	0%

The components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred income tax assets
Net operating loss carryforwards	$7,501,533	$7,552,533
Reserves and accruals	28,086	-
Valuation allowance	(7,529,619)	(7,552,533)
	$-	$-

The Company’s deferred tax assets consist primarily of net operating loss (“NOL”) carry forwards of approximately $7,502,000 and $7,553,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $22.2 million and $21 million, respectively. At December 31, 2013, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $23.1 million and $15.4 million, respectively. The Company's valuation allowance decreased by approximately $51,000 for the year ended December 31, 2014, and increased by approximately $110,000 for the year ended December 31, 2013. Federal and California NOL’s have begun to expire and fully expire in 2034 and 2024, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026 and for the State purposes they began expiring in 2012.

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

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations.

In addition, the Company is not current in their federal and state income tax filings prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company received a letter from the DOE stating that “because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its ‘no-go’ decision.” The Company considers the DOE’s decision final.

Subsequent to December 31, 2014, the Company issued a Put to Kodiak for 20,000,000 Put Shares, for which we received $147,000 in net proceeds (See Note 9).

