Form 10-Q
period 2015-03-31
Bluefire Renewables, Inc.
filed 2015-05-12
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 12, 2015, there were 246,890,278 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$14,074	$22,134
Prepaid expenses	76,375	6,274
Total current assets	90,449	28,408

Property, plant and equipment, net of accumulated depreciation of $107,258 and $107,003, respectively	110,023	110,278
Total assets	$200,472	$138,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,098,768	$962,589
Accrued liabilities	357,777	187,935
Notes payable	408,781	368,665
Line of credit, related party	45,230	45,230
Note payable to a related party	200,000	200,000
Total current liabilities	2,110,556	1,764,419

Outstanding warrant liability	3,351	16,567
Total liabilities	2,113,907	1,780,986

Redeemable noncontrolling interest	863,678	864,867

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 246,890,278 and 226,890,278 shares issued; and 246,858,106 and 226,858,106 outstanding, as of March 31, 2015 and December 31, 2014, respectively	246,890	226,891
Additional paid-in capital	16,711,848	16,584,847
Treasury stock at cost, 32,172 shares at March 31, 2015 and December 31, 2014	(101,581)	(101,581)
Accumulated deficit	(19,634,270)	(19,217,324)
Total stockholders’ deficit	(2,777,113)	(2,507,167)

Total liabilities and stockholders’ deficit	$200,472	$138,686

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31, 2015	For the Three Months ended March 31, 2014

Revenues:
Consulting fees	$-	$85,520
Department of Energy grant revenue	38,125	525,586
Total revenues	38,125	611,106

Cost of revenue	-	-
Gross margin	38,125	611,106

Operating expenses:
Project development	210,844	213,925
General and administrative, including stock based compensation of $0, and $36,977, respectively	211,041	293,352
Total operating expenses	421,885	507,277

Operating income (loss)	(383,760)	103,829

Other income and (expense):
Amortization of debt discount	(40,116)	(50,218)
Interest expense	(6,118)	(15,656)
Related party interest expense	(1,357)	(337)
Gain on settlement of accounts payable and accrued liabilities	-	95,990
Gain (Loss) from change in fair value of warrant liability	13,216	(412)
Loss from change in fair value of derivative liability	-	(154,264)
Total other income and (expense)	(34,375)	(124,897)

Loss before income taxes	(418,135)	(21,068)
Provision for income taxes	-	1,743
Net loss	$(418,135)	$(22,811)

Net income (loss) attributable to noncontrolling interest	(1,189)	2,372
Net loss attributable to controlling interest	$(416,946)	$(25,183)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	237,195,186	110,302,236

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(418,135)	$(22,811)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in the fair value of warrant liability	(13,216)	412
Loss from change in fair value of derivative liability	-	154,264
Gain on settlement of accounts payable and accrued liabilities	-	(95,990)
Share-based compensation	-	36,977
Amortization of debt discounts	40,116	51,249
Depreciation	255	196
Changes in operating assets and liabilities:
Department of Energy grant receivable	-	(111,327)
Prepaid expenses and other current assets	(70,101)	(22,288)
Accounts payable	136,179	(109,166)
Accrued liabilities	169,842	102,534
Net cash used in operating activities	(155,060)	(15,950)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	147,000	-
Proceeds from convertible notes payable	-	35,000
Net cash provided by financing activities	147,000	35,000

Net increase (decrease) in cash and cash equivalents	(8,060)	19,050

Cash and cash equivalents beginning of period	22,134	46,992

Cash and cash equivalents end of period	$14,074	$66,042

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,368	$-
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$32,500
Interest converted to common stock	$-	$1,300
Discount on convertible notes payable	$-	$2,500

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

As of March 31, 2015, the Company has negative working capital of approximately $2,020,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2015, the Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of May 12, 2015, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew and only requires minimal capital to maintain until funding is obtained for the construction. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. All site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress through such date was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three months ended March 31, 2015 and 2014, research and development costs included in Project Development were approximately $211,000 and $214,000, respectively.

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

The Company accounts for modifications of its BCF’s in accordance with ASC 470-50 “Modifications and Extinguishments”. ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense on the associated debt instrument when the modification does not result in a debt extinguishment.

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

The Company did not have any level 1 financial instruments at March 31, 2015 or December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company’s warrant liability is considered a level 2 item (see Note 5).

As of March 31, 2015 and December 31, 2014 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during the three months ended March 31, 2015 as follows.

Balance at December 31, 2014	$864,867
Net loss attributable to noncontrolling interest	(1,189)
Balance at March 31, 2015	$863,678

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2015 and 2014, the Company had 23,528,571 and 428,571 warrants, respectively, for which 428,571 warrants had an exercise price which was in excess of the average closing price of the Company’s common stock during the corresponding quarter, and thus 23,100,000 and 0 warrants, respectively, are considered dilutive under the treasury stock method of accounting. However, due to the net loss in the periods presented, the warrants’ effects are antidilutive and therefore, excluded from diluted EPS calculations.

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

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased the Award 2 to a total of $81 million for Phase II of its Fulton Project. This is in addition to a renegotiated Phase I funding for development of the biorefinery of approximately $7 million out of the previously announced $10 million total. This brought the DOE’s total award to the Fulton project to approximately $88 million. In September 2012, Award 1 was officially closed.

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. With a final determination by the DOE received by the Company, the lack of access to government funding is hampering our ability to finance our projects and/or operations and implement our strategy and business plan. The Company is currently investigating alternative sources of funding.

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision, and the Company considers such decision to be final. As of May 12, 2015, there is $0 available under the grant for costs incurred prior to September 30, 2014, but not yet paid for, which is required for reimbursement and for costs to close out the award. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE.

As of May 12, 2015, the Company has received reimbursements of approximately $13,290,941 under these awards.

NOTE 4 - NOTES PAYABLE

From time-to-time, the Company enters into convertible notes with Asher Enterprises, Inc. Under the terms of these notes, the Company is to repay any principal balance and interest, at 8% per annum at a given maturity date which is generally less than one year. The Company has the option to prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.

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

Using the Black-Scholes pricing model, we calculated the fair market value of the conversion feature upon it being effective (as applicable), at each conversion event, and at quarter end. The company recognized no gain or loss on derivative liabilities during the quarter ended March 31, 2015 and a loss of $51,741 during the quarter ended March 31, 2014 based on these valuations which is included in the accompanying statement of operations.

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

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. As of December 31, 2014 the notes were fully amortized. During the three months ended March 31, 2015 and 2014, amortization of approximately $0 and $27,886, respectively, was recognized to interest expense related to the discounts on the notes.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market each reporting date prior to full repayment. As of September 30, 2014, the notes were repaid in full through the payment of $25,000 in cash and issuance of 45,647,727 shares of common stock. The Company recorded a loss on change of derivative liability of approximately $0 and $102,995 during the three months ended March 31, 2015 and 2014, respectively.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015, but was subsequently extended to June 30, 2015, and requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,323 based on the relative fair value of the AKR Warrants compared to the debt. During the quarter ended March 31, 2015, the Company amortized $10,682 of the discount to interest expense. As of March 31, 2015 unamortized discount of $653 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, but was subsequently extended to June 30, 2015. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. The Company may prepay the debt prior to maturity with no prepayment penalty.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. No funds were received for this note. As of March 31, 2015, the balance outstanding on the Kodiak Note was $60,000. Because the note was issued for no cash consideration, there was a full on-issuance discount, of which $29,434 was amortized as of March 31, 2015, and $30,566 remains to be amortized.

NOTE 5 - OUTSTANDING WARRANT LIABILITY

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

The Company issued 428,571 warrants to purchase common stock in connection with a Stock Purchase Agreement entered into on January 19, 2011 with Lincoln Park Capital, LLC. These warrants expire in January 2016 and are accounted for as a liability under ASC 815 as they contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain issuances; if issuances are at prices lower than the current exercise price. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	March 31, 2015	December 31, 2014
Annual dividend yield	-	-
Expected life (years) of	0.80	1.05
Risk-free interest rate	0.26%	0.25%
Expected volatility	344%	357%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of approximately $13,200, and $(400) during the three months ended March 31, 2015 and 2014.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Board of Director Arrangements

On November 19, 2013, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of May 12, 2015, the Company had not yet issued the 6,000 shares issuable for compensation in 2013, 2014 or 2015 to each of its Board Members.

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

Rent expense under non-cancellable leases was approximately $30,900, and $30,900 during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and March 31, 2014, $82,336, and $0 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. During 2014, the County of Itawamba forgave approximately $96,000 in lease payments. As of March 31, 2015, the Company is in technical default of the lease due to non-payment.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash. These warrants expired on December 15, 2013.

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

During the three months ended March 31, 2015 and 2014, the Company did not recognize any interest expense on the loan.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10th, 2014 the line of credit was increased to $55,000. As of March 31, 2015 and December 31, 2014, the outstanding balance on the line of credit was approximately $45,230 with $9,770 remaining under the line, respectively. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

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

Net income (loss) attributable to the redeemable noncontrolling interest during for the three months ended March 31, 2015 and 2014 was $(1,189) and $2,372, respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the statement of operations.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation, including consultants, of $0 and approximately $37,000 to general and administrative expenses and $0 and $0 to project development expenses, respectively. There is no additional future compensation expense to record as of May 12, 2015 based on the previous awards.

Equity Facility Agreement

On March 28, 2012, BlueFire finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of BlueFire’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of BlueFire’s common stock during the five (5) consecutive trading days after BlueFire delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to BlueFire, subject to the terms of the Equity Agreement. As further consideration for TCA entering into and structuring the Equity Facility, BlueFire paid to TCA a fee by issuing to TCA shares of BlueFire’s common stock that equal a dollar amount of $110,000 (the “Facility Fee Shares”). It is the intention of BlueFire and TCA that the value of the Facility Fee Shares shall equal $110,000. BlueFire also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, BlueFire is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities within 45 days of closing. The company did not incur any penalties under this agreement.

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

March 31, 2014
Annual dividend yield	-
Expected life (years)	0.00
Risk-free interest rate	0.03%
Expected volatility	235%

On April 11, 2014, the note was repaid in full.

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

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of Common Stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $7,450 and provided payments of $22,352 to settle outstanding vendor payables. During the three months ended March 31, 2015 and 2014, the Company issued Tarpon 0 and 48,110,000 shares of Common Stock from which gross proceeds of $0 and $130,668, respectively, were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $32,667 and provided payments of $98,001 to settle outstanding vendor payables during the three months ended March 31, 2014. Shares in which are held by Tarpon at each reporting period are accounted for as issued but not outstanding. As of March 31, 2015, the Company has satisfied all of its liabilities under the Settlement Agreement.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note for no consideration, in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. See Note 4.

Concurrently with the Purchase Agreement, on December 17, 2014, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Kodiak. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the SEC to cover the Registered Securities, within thirty (30) days of closing, and must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Registration was filed on January 2, 2015, and declared effective on February 11, 2015.

On February 12, 2015, the Company issued a Put for 20,000,000 put shares. The lowest closing bid price during the valuation period was $0.0098. For the quarter ended March 31, 2015 and 2014, the Company received total funds, net of Kodiak’s 25% discount, of $147,000 and $0, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company received investments totaling $100,000 out of a possible $250,000 from an investor in the form of a convertible note. The note is convertible at anytime, at the investor’s election, in full or in part, into common stock of BlueFire at a 40% discount to the lowest trading price in the 25 trading days prior to the conversion. Since there is no floor to the conversion price, this instrument will qualify for derivative accounting treatment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the Company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently in negotiations but no definitive agreements have been executed. In 2013, the Company began developing a new integration concept in regards to the Fulton project whereby a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence have been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2015 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	The 2008 Farm Bill, Title IX (Energy Title) provides grants for demonstration scale Bio-refineries, and loan guarantees for commercial scale Bio-refineries that produce advanced Biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the USDA could provide loan guarantees up to $250 million to fund development, construction, and retrofitting of commercial-scale refineries. Section 9003 also includes a grant program to assist in paying the costs of the development and construction of demonstration-scale bio-refineries to demonstrate the commercial viability which can potentially fund up to 50% of project costs. BlueFire plans to pursue all available opportunities within the Farm Bill, and other funding opportunities as they become available, although initial attempts have been unsuccessful.

●	Sale of Company engineering services and design packages to technology licensees.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 30, 2014

Revenue

Revenues for the three months ended March 31, 2015 and 2014, were approximately $38,000 and $611,000, respectively. Revenue in both 2015 and 2014 were primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due primarily to the Company’s inability to be reimbursed by the DOE for costs incurred after September 30, 2014.

Project Development

For the three months ended March 31, 2015, our project development costs were approximately $211,000 compared to project development costs of $214,000 for the same period during 2014. The decrease in project development costs is mainly due to slightly decreased operating activities related to the Fulton project, the negotiation of contracts, and additional work with the DOE due to the availability of capital resources available to us in the first quarter of 2015 versus the same period in 2014.

General and Administrative Expenses

General and administrative expenses were approximately $211,000 for the three months ended March 31, 2015, compared to $293,000 for the same period in 2014. The decrease in general and administrative costs is mainly due to decreased legal costs for contract negotiation and lower travel costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of March 31, 2015, we had cash and cash equivalents of approximately $14,100. As of May 12, 2015, we had cash and cash equivalents of approximately $3,000.

Management has funded operations primarily through proceeds received in connection with loans from its majority shareholder, the private placement of the Company’s common stock in December 2007, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2015.

Subsequent to March 31, 2015, the Company secured $100,000 through the issuance of a convertible note. See Note 10 in the accompanying financial statements.

Changes in Cash Flows

During the three months ended March 31, 2015 and 2014, we used cash of approximately $155,000 and $16,000 in operating activates. During the 2015 period we had a net loss of approximately $418,000, which was offset by non-cash charges of approximately $27,000 and net cash savings stemming from operating assets and liabilities of approximately $236,000. During the same period in 2014 period we had a net loss of approximately $22,800, which was offset by non-cash charges of approximately $147,000 and net cash usage stemming from operating assets and liabilities of approximately $(140,000). The increase in cash used in operating activities was primarily a result of increased insurance and legal costs.

During the three months ended March 31, 2015 and 2014, we invested no cash from DOE reimbursements in construction activities at our Fulton Project. The lack of investments are due to the fact that the Company no longer capitalizes costs since 2013.

During the three months ended March 31, 2015, we had positive cash flow from financing activities of approximately $147,000 compared to positive cash of approximately $35,000 for the same period in 2014. During the three months ended March 31, 2015 we received gross proceeds from the sale of common stock of approximately $147,000. For the same period in 2014, we received gross proceeds of approximately $35,000 from the sale of convertible notes.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, other than those previously reported in a Current Report on Form 8-K.

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

BLUEFIRE RENEWABLES, INC.

Date: May 12, 2015	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

