Form 10-Q
period 2015-06-30
Bluefire Renewables, Inc.
filed 2015-08-14
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2015

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

As of August 14, 2015, there were 246,890,278 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$2,471	$22,134
Prepaid expenses	64,999	6,274
Total current assets	67,470	28,408

Property, plant and equipment, net of accumulated depreciation of $107,514 and $107,003, respectively	109,767	110,278
Total assets	$177,237	$138,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$978,264	$962,589
Accrued liabilities	526,305	187,935
Convertible notes payable, net of discount of $99,936 and $0, respectively	69,064	-
Notes payable, net of discount of $5,094 and $11,335, respectively	434,906	368,665
Line of credit, related party	45,230	45,230
Note payable to a related party	200,000	200,000
Derivative liability	177,110	-
Outstanding warrant liability - current	278	-
Total current liabilities	2,431,157	1,764,419

Outstanding warrant liability	-	16,567
Total liabilities	2,431,157	1,780,986

Redeemable noncontrolling interest	861,129	864,867

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 246,890,278 and 226,890,278 shares issued; and 246,858,106 and 226,858,106 outstanding, as of June 30, 2015 and December 31, 2014, respectively	246,890	226,891
Additional paid-in capital	16,711,848	16,584,847
Treasury stock at cost, 32,172 shares at June 30, 2015 and December 31, 2014	(101,581)	(101,581)
Accumulated deficit	(19,972,206)	(19,217,324)
Total stockholders’ deficit	(3,115,049)	(2,507,167)

Total liabilities and stockholders’ deficit	$177,237	$138,686

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2015	For the Three Months ended June 30, 2014	For the Six Months ended June 30, 2015	For the Six Months ended June 30, 2014

Revenues:
Consulting fees	$-	$128,705	$-	$214,225
Department of Energy grant revenue	62,000	323,917	100,125	849,503
Total revenues	62,000	452,622	100,125	1,063,728

Cost of revenue
Consulting revenue	-	12,369	-	12,369
Gross margin	62,000	440,253	100,125	1,051,359

Operating expenses:
Project development	204,752	201,548	415,596	415,473
General and administrative	304,389	181,676	515,430	475,028
Total operating expenses	509,141	383,224	931,026	890,501

Operating income (loss)	(447,141)	57,029	(830,901)	160,858

Other income and (expense):
Amortization of debt discount	(36,227)	(34,323)	(76,343)	(84,541)
Interest expense	(7,848)	(20,896)	(13,966)	(36,552)
Related party interest expense	(1,372)	(1,417)	(2,729)	(1,754)
Gain on settlement of accounts payable and accrued liabilities	226,140	-	226,140	95,990
Loss on excess of derivative over face value of convertible note	(312,212)	-	(312,212)	-
Gain / (loss) from change in fair value of warrant liability	3,073	174	16,289	(238)
Gain / (loss) from change in fair value of derivative liability	235,102	86,527	235,102	(67,737)
Total other income and (expense)	106,656	30,065	72,281	(94,832)

Income (loss) before income taxes	(340,485)	87,094	(758,620)	66,026
Provision (benefit) for income taxes	-	(252)	-	1,491
Net income (loss)	$(340,485)	$87,346	$(758,620)	$64,535

Net income (loss) attributable to non-controlling interest	(2,549)	1	(3,738)	2,373
Net income (loss) attributable to controlling interest	$(337,936)	$87,345	$(754,882)	$62,162
Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding, basic and diluted	246,890,278	155,680,081	242,080,329	133,116,512

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income (loss)	$(758,620)	$64,535
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in the fair value of warrant liability	(16,289)	238
Change in fair value of derivative liability	(235,102)	67,737
Gain on settlement of accounts payable and accrued liabilities	(226,140)	(95,990)
Loss on excess fair value of derivative liability	312,212	-
Share-based compensation	-	46,711
Amortization	76,343	87,600
Depreciation	511	451
Changes in operating assets and liabilities:
Accounts receivable	-	(76,723)
Department of Energy grant receivable	-	(103,356)
Prepaid expenses and other current assets	(58,725)	(15,398)
Accounts payable	245,777	(86,423)
Accrued liabilities	338,370	(87,754)
Net cash used in operating activities	(321,663)	(198,372)

Cash flows from investing activities:
Construction in progress	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	155,000	35,000
Proceeds from issuance of common stock	147,000	-
Repayment of convertible notes payable	-	(262,500)
Proceeds from notes payable	-	380,000
Proceeds from related party line of credit/notes payable	-	40,000
Net cash provided by financing activities	302,000	192,500

Net decrease in cash and cash equivalents	(19,663)	(5,872)

Cash and cash equivalents beginning of period	22,134	46,992

Cash and cash equivalents end of period	$2,471	$41,120

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,368	$98,179
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$32,500
Interest converted to common stock	$-	$1,300
Discount on fair value of warrants issued with note payable	$-	$42,323
Discount on convertible note from derivative liability	100,000
Liabilities settled in connection with the Liabilities Purchase Agreement	$-	$133,935

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. (“BlueFire” or the “Company”) was incorporated in the state of Nevada on March 28, 2006. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements from 2009 to 2015. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of June 30, 2015, the Company has negative working capital of approximately $2,363,687. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of August 14, 2015, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During three and six-months ended June 30, 2015 and 2014, research and development costs included in Project Development were approximately $205,000, $202,000, $416,000, and $415,000, respectively.

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

The Company did not have any level 1 financial instruments at June 30, 2015 or December 31, 2014.

As of June 30, 2015, the Company’s warrant and derivative liability are considered level 2 items (see Note 5).

As of June 30, 2015 and December 31, 2014 the Company’s redeemable non-controlling interest is considered a level 3 item and changed during the six months ended June 30, 2015 as follows.

Balance at December 31, 2014	$864,867
Net loss attributable to non-controlling interest	(3,738)
Balance at June 30, 2015	$861,129

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

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2015, 23,528,571 warrants were excluded as their effects would have been antidilutive due to loss incurred during the three and six months ended June 30, 2015. As of June 30, 2014 the Company had 7,778,581 warrants for which all of the exercise prices were in excess of the average closing price of the Company's common stock during the corresponding period and thus no shares were considered dilutive under the treasury stock method of accounting.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision, and the Company considers such decision to be final. In June of 2015 the DOE obligated additional funds totaling $873,332 for costs incurred but not reimbursed prior to September 30, 2014 as well as for program required compliance audits for years 2011-2014 not yet completed. As of August 14, 2015, there is $811,332 available under the grant for costs incurred prior to September 30, 2014 and for costs to close out the award including DOE program compliance audits.

As of June 30, 2015, the Company has received reimbursements of approximately $13,353.000 under these awards.

NOTE 4 – NOTES PAYABLE

From time-to-time, the Company enters into convertible notes with third parties as indicated below. Under the terms of these notes, the Company is to repay any principal balance and interest, at 8% per annum at a given maturity date which is generally less than one year. The Company has the option to prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.

For the below convertible notes, the Company determined that since the conversion prices are variable and do not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan after the six month period specified above. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished.

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

On May 12, 2015, the Company issued a convertible note in favor of Vis Vires Group, Inc. in the principal amount of $59,000 with a $4,000 on-issuance discount pursuant to the terms identified above, with a maturity date of February 14, 2016. In accordance with the terms of the note, the note will become convertible on November 8, 2015.

On-issuance discounts applicable to the above notes are amortized over the term of such notes.

Tarpon Bay Convertible Notes

Pursuant to a 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on November 4, 2013, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company was to pay Tarpon $25,000 on the date of maturity which was January 30, 2014. This note was convertible by Tarpon into the Company’s common stock at a 50% discount to the lowest closing bid price for the common stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

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

Both Tarpon Initial Note and the Tarpon Success Fee Note (the “Tarpon Notes”) were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. As of December 31, 2014 the notes were fully amortized. During the six months ended June 30, 2015 and 2014, amortization of approximately $0 and $51,960, respectively, was recognized to interest expense related to the discounts on the notes.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the Tarpon Notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market each reporting date prior to full repayment. As of September 30, 2014, the notes were repaid in full through the payment of $25,000 in cash and issuance of 45,647,727 shares of common stock. The Company recorded a loss on change of derivative liability of approximately $0 and $20,000 during the six months ended June 30, 2015 and 2014, respectively.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015, but was subsequently extended to June 30, 2015 and further extended to December 31, 2015, and required the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B, collectively, the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,323 based on the relative fair value of the AKR Warrants compared to the debt. During the six months ended June 30, 2015 and 2014, the Company amortized $11,335 and $9,681, respectively, of the discount to interest expense. As of June 30, 2015 unamortized discount of $0 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company finalized an additional $30,000 promissory note in favor of AKR Inc (“2nd AKR Note”). Under the terms of the agreement, the note was due on July 24, 2014, although the maturity date was subsequently extended to June 30, 2015, and then further extended to December 31, 2015. Under the terms of this note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

Kodiak Promissory Note

On December 17, 2014, the Company entered into an equity purchase agreement (“Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”). Pursuant to the terms of the Purchase Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the registration statement, Kodiak shall commit to purchase up to $1,500,000 of Put Shares, pursuant to Puts (as defined in the Purchase Agreement), covering the Registered Securities (as defined in the Purchase Agreement). See Note 9 for more information.

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. No funds were received from the Kodiak Note. Because the Kodiak Note was issued for no cash consideration, there was a full on-issuance discount, of which $54,906 was amortized as of June 30, 2015, and $5,094 remains to be amortized.

JMJ Convertible Note

On April 2, 2015, the Company issued a convertible note in favor of JMJ Financial in the principal amount of $100,000 out of a total of a possible $250,000, with a maturity date of April 1, 2017 (the “JMJ Note”). The JMJ Note was issued with a 10% original issue discount, and is convertible at any time. The $10,000 on-issuance discount will be amortized over the life of the note. During the three and six months ended June 30, 2015 amortization of the on-issuance discount was $1,219 with $8,781 remaining The Company is to repay any principal balance due under the note including a one-time charge of 12% interest on the principal balance outstanding if not repaid within 90 days. The Company has the option to prepay the JMJ Note prior to maturity. The JMJ Note is convertible into shares of the Company’s common stock as calculated by multiplying 60% of the lowest trade price in the 25 trading days prior to the conversion date.

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance and as of June 30, 2015 as indicated below. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note is being amortized over the life of the note. During the three and six months ended June 30, 2015, amortization of the discount was $12,192 with $87,808 remaining.

	June 30, 2015	April 2, 2015
Annual dividend yield	-	-
Expected life (years) of	1.75	2.00
Risk-free interest rate	0.64%	0.55%
Expected volatility	304.00%	301.07%

NOTE 5 – OUTSTANDING WARRANT LIABILITY

The Company issued 428,571 warrants to purchase common stock in connection with a stock purchase agreement entered into on January 19, 2011 with Lincoln Park Capital, LLC (the “LPC Purchase Agreement”) (See Note 9). These warrants are accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	June 30, 2015	December 31, 2014
Annual dividend yield	-	-
Expected life (years) of	0.55	1.05
Risk-free interest rate	0.11%	0.25%
Expected volatility	354.69%	357%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of approximately $16,289, and ($238) during the six months ended June 30, 2015 and 2014.

Expected volatility is based on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Board of Director Arrangements

On November 19, 2013, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of August 14, 2015, the Company had not yet issued the 6,000 shares issuable for compensation in 2013, 2014 or 2015 to each of its Board Members.

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

Rent expense under non-cancellable leases was approximately $61,800, and $61,800 during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, $113,212, and $30,876 of the monthly lease payments were included in accounts payable on the accompanying balance sheets.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2015 and 2014, the Company did not recognize any interest expense on the loan.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10th, 2014 the line of credit was increased to $55,000. As of June 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was approximately $45,230 with $9,770 remaining under the line, respectively. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

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

Net income (loss) attributable to the redeemable non-controlling interest during for the three and six-months ended June 30, 2015 and 2014 was $(2,549), $1, $(3,738), and $2,373, respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of income (loss) was presented on the statement of operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the three and six-months ended June 30, 2015 and 2014, the Company recognized stock-based compensation, including consultants, of approximately $0, $9,700, $0, and $46,700, to general and administrative expenses and $0, $0, $0, and $0 to project development expenses, respectively. There is no additional future compensation expense to record as of June 30, 2015 based on the previous awards.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. There was no amortization of deferred financing costs during the six months ended June 30, 2015 and 2014 was $0 and $0, respectively. As of June 30, 2015, there were no remaining deferred financing costs.

This note contained an embedded conversion feature whereby the holder could convert the note at a discount to the fair value of the Company’s common stock price. Based on applicable guidance the embedded conversion feature was considered a derivative instrument and bifurcated. This liability was recorded on the face of the financial statements as “derivative liability”, and was revalued each reporting period. During the six months ended June 30, 2014, the note was repaid in full along with accrued interest and fees thereon. Accordingly, the remaining derivative liability of $13,189 was transferred to equity.

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

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of common stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the common stock. In connection with the transaction, Tarpon received fees of $7,450 and provided payments of $22,352 to settle outstanding vendor payables. During the six months ended June 30, 2015 and 2014, the Company issued Tarpon 0 and 61,010,000 shares of common stock from which gross proceeds of $0 and $163,406, respectively, were generated from the sale of the common stock. In connection with the transaction, Tarpon received fees of $42,402 and provided payments of $121,004 to settle outstanding vendor payables during the six months ended June 30, 2014. Shares in which are held by Tarpon at each reporting period are accounted for as issued but not outstanding. As of June 30, 2015, the Company has satisfied all of its liabilities under the Settlement Agreement.

NOTE 10 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by BlueFire Renewables, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2015 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

●	The Company is evaluating a number of existing power generating or biomass handling facilities in the United States and Canada to integrate a cellulosic biofuel production plant in order to reduce capital cost and operating cost. To date no definitive agreements have been reached with interested parties.

BlueFire’s capital requirement strategies for its planned bio-refineries are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (2008 Farm Bill) including changes to Section 9003 Biorefinery Assistance Program of Title IX (9003 Biorefinery Assistance Program or the program) to expand the program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the current fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

●	Sale of consulting services to project developers and technology companies.

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
* Electrical Equipment List
* Line List
* Instrument Index

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue

Revenues for the three months ended June 30, 2015 and 2014 were approximately $62,000 and $453,000, respectively. Revenue in both 2015 and 2014 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due primarily the limited funds remaining under the DOE grant versus the same period in 2014.

Project Development

For the three months ended June 30, 2015, our project development costs were approximately $205,000, compared to project development costs of $202,000 for the same period during 2014. Project development costs were relatively consistent year over year as the Company continued to incur time for the Fulton project and close out the award.

General and Administrative Expenses

General and administrative expenses were approximately $304,000 for the three months ended June 30, 2015, compared to $182,000 for the same period in 2014. The increase in general and administrative costs is mainly due to increased business development and insurance costs.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue

Revenues for the six months ended June 30, 2015 and 2014 were approximately $100,125 and $1,064,000, respectively. Revenue in both 2015 and 2014 was primarily related to federal grant revenue from the DOE. The decrease in revenue was mainly due to the limited funds remaining under the DOE grant.

Project Development

For the six months ended June 30, 2015, our project development costs were approximately $416,000 compared to project development costs of $415,000 for the same period during 2014. Project development costs were relatively consistent year over year as the Company continued to incur time for the Fulton project and close out the award.

General and Administrative Expenses

General and administrative expenses were approximately $515,000 for the six months ended June 30, 2015, compared to $475,000 for the same period in 2014. The increase in general and administrative costs is mainly due to increased costs relating to insurance and business development.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we have also received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of June 30, 2015, we had cash and cash equivalents of approximately $2,471. As of August 14, 2015, we had cash and cash equivalents of approximately $158,000.

Management has funded operations primarily through proceeds from loans received from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2015.

Changes in Cash Flows

During the six months ended June 30, 2015 and 2014, we used cash of approximately $322,000 and $198,000 in operating activities. During the 2015 period we had a net loss of approximately $759,000, which included add back non-cash charges of approximately $88,000 and net cash stemming from operating assets and liabilities of approximately $525,000. During the 2014 period, we had a net income of approximately $65,000, which included add back non-cash charges of approximately $107,000 and net cash usage stemming from operating assets and liabilities of approximately $370,000. The increase in cash usage was to pay down payables and accrued liabilities.

During the six months ended June 30, 2015 and 2014, there were no funds used in investing activities.

During the six months ended June 30, 2015, we had positive cash flow from financing activities of approximately $302,000 compared to approximately $193,000 for the same period in 2014. We issued a convertible notes for $159,000, of which we received proceeds of $155,000 during the six months ended June 30, 2015, as compared to $37,500 in convertible notes and $35,000 in net proceeds for the same period in 2014. During the six months ended June 30, 2015, the Company also issued shares of common stock for $147,000. The majority of these funds were used to pay for insurance and other liabilities of the Company. During the six months ended June 30, 2014, the Company received $380,000 in proceeds from two notes payable with AKR, Inc. and repaid approximately $263,000 in convertible notes.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4, or those previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: August 14, 2015	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

