Form 10-Q
period 2015-09-30
Bluefire Renewables, Inc.
filed 2015-10-26
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of October 26, 2015, there were 249,190,278 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$107,603	$22,134
Prepaid expenses	32,581	6,274
Total current assets	140,184	28,408

Property, plant and equipment, net of accumulated depreciation of $107,769 and $107,003, respectively	109,512	110,278
Total assets	$249,696	$138,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$851,398	$962,589
Accrued liabilities	464,767	187,935
Convertible notes payable, net of discount of $74,780 and $0, respectively	84,220	-
Notes payable, net of discount of $0 and $11,335, respectively	430,000	368,665
Line of credit, related party	45,230	45,230
Note payable to a related party	200,000	200,000
Derivative liability	314,548	-
Warrant liability - current	244	-
Total current liabilities	2,390,407	1,764,419

Outstanding warrant liability	-	16,567
Total liabilities	2,390,407	1,780,986

Redeemable noncontrolling interest	867,444	864,867

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 0 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 246,890,278 and 226,890,278 shares issued; and 246,858,106 and 226,858,106 outstanding, as of September 30, 2015 and December 31, 2014, respectively	246,890	226,891
Additional paid-in capital	16,711,848	16,584,847
Treasury stock at cost, 32,172 shares at September 30, 2015 and December 31, 2014	(101,581)	(101,581)
Accumulated deficit	(19,865,312)	(19,217,324)
Total stockholders’ deficit	(3,008,155)	(2,507,167)

Total liabilities and stockholders’ deficit	$249,696	$138,686

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2015	For the Three Months ended September 30, 2014	For the Nine Months ended September 30, 2015	For the Nine Months ended September 30, 2014

Revenues:
Consulting fees	$-	$48,953	$-	$263,178
Department of energy grant revenues	811,333	314,970	911,458	1,164,473
Total revenues	811,333	363,923	911,458	1,427,651

Cost of revenue:
Consulting revenue	-	18,792	-	31,161
Gross margin	811,333	345,131	911,458	1,396,490

Operating expenses:
Project development	212,768	186,757	628,364	602,230
General and administrative	302,871	264,132	818,301	739,160
Total operating expenses	515,639	450,889	1,446,665	1,341,390

Operating income (loss)	295,694	(105,758)	(535,207)	55,100

Other income and (expense):
Amortization of debt discount	(20,250)	(47,222)	(96,593)	(131,763)
Interest expense	(21,044)	(9,613)	(35,010)	(46,165)
Related party interest expense	(1,387)	(1,458)	(4,116)	(3,212)
Gain on settlement of accounts payable and accrued liabilities	-	-	226,140	95,990
Gain / (loss) from change in fair value of warrant liability	34	55	16,323	(183)
Gain / (loss) from change in fair value of derivative liability	(137,438)	(45,048)	97,664	(112,785)
Loss on excess of derivative over face value	-	-	(312,212)	-
Total other income or (expense)	(180,085)	(103,286)	(107,804)	(198,118)

Income (loss) before income taxes	115,609	(209,044)	(643,011)	(143,018)
Provision for income taxes	2,400	800	2,400	2,291
Net income (loss)	$113,209	$(209,844)	$(645,411)	$(145,309)

Net income attributable to non-controlling interest	6,315	1,100	2,577	3,473
Net income (loss) attributable to controlling interest	$106,894	$(210,944)	$(647,988)	$(148,782)
Basic net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic	246,858,107	187,175,232	242,080,329	151,334,103
Weighted average common shares outstanding, diluted	292,691,440	187,175,232	242,080,329	151,334,103

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Cash flows from operating activities:
Net loss	$(645,411)	$(145,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	(16,323)	183
Change in fair value of derivative liability	(97,664)	112,785
Loss on excess fair value of derivative liability	312,212	-
Gain on settlement of accounts payable and accrued liabilities	226,140	(95,990)
Share-based compensation	-	46,711
Amortization	96,593	131,763
Depreciation	766	705
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,307)	(8,527)
Accounts payable	(343,369)	(14,422)
Accrued liabilities	276,832	(162,023)
Net cash used in operating activities	(216,531)	(134,124)

Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	147,000	-
Proceeds from convertible notes payable	155,000	35,000
Repayment of convertible notes payable	-	(275,000)
Proceeds from notes payable	-	380,000
Net proceeds from related party line of credit/notes payable	-	34,000
Net cash provided by financing activities	302,000	174,000

Net increase in cash and cash equivalents	85,469	39,876

Cash and cash equivalents beginning of period	22,134	46,992

Cash and cash equivalents end of period	$107,603	$86,868

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,368	$98,179
Income taxes	$-	$0

Supplemental schedule of non-cash investing and financing activities:
Discount on convertible note from derivative liability	$100,000	$-
Conversion of convertible notes payable into common stock	$-	$120,000
Interest converted to common stock	$-	$2,800
Discount on fair value of warrants issued with note payable	$-	$42,380
Liabilities settled in connection with the Liabilities Purchase Agreement	$-	$110,935

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

On September 30, 2015, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, no par value per share (the “Series A Preferred Stock”). Among other things, each one (1) share of the Series A Preferred Stock shall have voting rights equal to(x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings. All shares of the Series A Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

As of September 30, 2015, the Company has negative working capital of approximately $2,250,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,700,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of October 26, 2015, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew and only requires minimal capital to maintain until funding is obtained for the construction. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project (Note 8), procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. All site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress through such date was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three and nine-months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2015 and 2014, research and development costs, net of stock-based compensation, included in Project Development expense were approximately $213,000, $187,000, $628,000, and $602,000, respectively.

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

The Company did not have any Level 1 financial instruments at September 30, 2015 or December 31, 2014.

As of September 30, 2015, the Company’s warrant and derivative liabilities are considered Level 2 items (see Note 4 and 5).

As of September 30, 2015, the Company’s redeemable non-controlling interest is considered a Level 3 item and changed during nine months ended September 30, 2015 as follows:

Balance at December 31, 2014	$864,867
Net loss attributable to non-controlling interest	2,577
Balance at September 30, 2015	$867,443

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2015 and 2014, the Company had 23,528,571 and 15,128,571 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss in the periods presented. During the three months ended September 30, 2015 45,833,333 shares were included in the diluted weighted average common shares outstanding, related to convertible debt on an if-converted basis.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision, and the Company considers such decision to be final. In June of 2015 the DOE obligated additional funds totaling $873,332 for costs incurred but not reimbursed prior to September 30, 2014 as well as for program required compliance audits for years 2011-2014.

As of September 30, 2015 the Company submitted all final invoices and final documents related to the termination of the grant by the Department of Energy. The Company considers the grant closed out and completed.

As of October 26, 2015, there is $0 available under the grant and the Company considers the grant terminated and completed.

As of September 30, 2015, the Company has received reimbursements of approximately $14,164,964 under these awards.

NOTE 4 - NOTES PAYABLE

Convertible Notes Payable

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

JMJ Convertible Note

On April 2, 2015, the Company issued a convertible note in favor of JMJ Financial in the principal amount of $100,000 out of a total of a possible $250,000, with a maturity date of April 1, 2017 (the “JMJ Note”). The JMJ Note was issued with a 10% original issue discount, and is convertible at any time. The $10,000 on-issuance discount will be amortized over the life of the note. During the nine months ended September 30, 2015 amortization of the on-issuance discount was $2,479 with $7,521 remaining The Company is to repay any principal balance due under the note including a one-time charge of 12% interest on the principal balance outstanding if not repaid within 90 days. The Company has the option to prepay the JMJ Note prior to maturity. The JMJ Note is convertible into shares of the Company’s common stock as calculated by multiplying 60% of the lowest trade price in the 25 trading days prior to the conversion date.

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance and as of September 30, 2015 as indicated below. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note is being amortized over the life of the note. During the nine months ended September 30, 2015, amortization of the discount was $24,975 with $75,205 remaining.

	September 30, 2015	April 2, 2015
Annual dividend yield	-	-
Expected life (years)	1.50	2.00
Risk-free interest rate	.64%	0.55%
Expected volatility	295.64%	301.07%

Subsequent to September 30, 2015, a portion of the JMJ Note was converted into shares of Company stock (See Note 10).

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

Also pursuant to the 3(a)10 transaction with Tarpon, on December 23, 2013, the Company issued a convertible promissory note in the principal amount of $50,000 in favor of Tarpon as a success fee (the “Additional Tarpon Note”). The Additional Tarpon Note was due on June 30, 2014. The Additional Tarpon Note was convertible into shares of the Company’s common stock at a conversion price for each share of common stock at a 50% discount from the lowest closing bid price in the twenty (20) trading days prior to the day that Tarpon requests conversion.

Both Tarpon Initial Note and the Additional Tarpon Note (the “Tarpon Notes”) were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. As of December 31, 2014 the notes were fully amortized. During the nine months ended September 30, 2015 and 2014, amortization of $0 and $51,960, respectively, was recognized to interest expense related to the discounts on the notes.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the Tarpon Notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market each reporting date prior to full repayment. As of September 30, 2014, the notes were repaid in full through the payment of $25,000 in cash and issuance of 45,647,727 shares of common stock. The Company recorded a loss on change of derivative liability of approximately $46,000 during the nine months ended September 30, 2014, respectively.

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

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,380 based the relative fair value of the AKR Warrants compared to the debt. During the nine months ended September 30, 2015 and 2014 the Company amortized $11,335 and $20,363, respectively of the discount to interest expense. As of September 30, 2015 unamortized discount of $0 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, but was subsequently extended to December 31, 2015. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. No funds were received from the Kodiak Note. Because the Kodiak Note was issued for no cash consideration, there was a full on-issuance discount, of which $60,000 was amortized as of September 30, 2015, and $0 remains to be amortized.

On September 24, 2015, the Company and Kodiak agreed to an amended payment schedule for the Kodiak Note so that the Company would not be in default with Kodiak. The agreed to schedule requires various payments which began in September and end on June 30, 2016.

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

	September 30, 2015	December 31, 2014
Annual dividend yield	-	-
Expected life (years)	.30	1.05
Risk-free interest rate	.08%	0.25%
Expected volatility	297.64%	357%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of $16,323 and $(183) during the nine-months ended September 30, 2015 and 2014, respectively.

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

Fulton Project Lease

On July 20, 2010, the Company entered into a thirty year lease agreement with Itawamba County, Mississippi for the purpose of the development, construction, and operation of the Fulton Project. At the end of the primary 30 year lease term, the Company shall have the right for two additional thirty year terms. The current lease rate is computed based on a per acre rate per month that is approximately $10,300 per month. The lease stipulates the lease rate is to be reduced at the time of the full facility construction start by a Property Cost Reduction Formula which can substantially reduce the monthly lease costs. The lease rate shall be adjusted every five years to the Consumer Price Index.

Rent expense under non-cancellable leases was approximately $92,600 and $92,600, during the nine-months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, $144,088 and $30,876 of the monthly lease payments were included in accounts payable on the accompanying balance sheets.

The Company is currently in default of the lease due to non payment and could be subject to lease cancellation if it cannot make payments or other arrangements with Itawamba County.

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

During the nine months ended September 30, 2015 and 2014, the Company did not recognize any interest expense on the loan.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10th, 2014 the line of credit was increased to $55,000. As of September 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was approximately $45,230 with $9,770 remaining under the line, respectively. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

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

Net income attributable to the redeemable non-controlling interest for the three and nine-months ended September 30, 2015 and 2014 was $6,303, $1,100, $2,577 and $3,473, respectively.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

During the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation, including consultants, of approximately $0 and $46,711, to general and administrative expenses and $0 and $0 to project development expenses, respectively. There is no additional future compensation expense to record as of September 30, 2015 based on the previous awards.

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

In connection with the Convertible Note, approximately $93,000 was withheld and immediately disbursed to cover costs of the Convertible Note and Equity Facility described above. The costs related to the Convertible Note were $24,800 which were capitalized as deferred financing costs; were amortized on a straight-line basis over the term of the Convertible Note. In addition, $7,500 was dispersed to cover legal fees. After all costs, the Company received approximately $207,000 in cash from the Convertible Note. There was no amortization of deferred financing costs during the nine months ended September 30, 2015 and 2014 was $0 and $0, respectively. As of September 30, 2015, there were no remaining deferred financing costs.

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

Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on December 23, 2013, the Company issued the Additional Tarpon Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee. The Additional Tarpon Note was due on June 30, 2014. The Additional Tarpon Note was convertible into shares of the Company’s common stock (See Note 4).

In connection with the settlement, on December 18, 2013 the Company issued 6,619,835 shares of common stock to Tarpon in which gross proceeds of $29,802 were generated from the sale of the common stock. In connection with the transaction, Tarpon received fees of $7,450 and provided payments of $22,352 to settle outstanding vendor payables. During the nine months ended September 30, 2015 and 2014, the Company issued Tarpon 0 and 61,010,000 shares of common stock from which gross proceeds of $0 and $163,406, respectively, were generated from the sale of the common stock. In connection with the transaction, Tarpon received fees of $42,402 and provided payments of $121,004 to settle outstanding vendor payables during the nine months ended September 30, 2014. Shares in which are held by Tarpon at each reporting period are accounted for as issued but not outstanding. As of June 30, 2015, the Company has satisfied all of its liabilities under the Settlement Agreement.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note for no consideration, in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had a maturity date of July 17, 2015, although was subsequently changed (See Note 4).

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

On February 12, 2015, the Company issued a Put for 20,000,000 put shares. The lowest closing bid price during the valuation period was $0.0098. For the nine months ended September 30, 2015 and 2014, the Company received total funds, net of Kodiak’s 25% discount, of $147,000 and $0, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued to JMJ Financial, pursuant to a conversion notice under the JMJ Note, 2,300,000 of the Company’s common shares (See Note 4).

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

On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. As of September 30, 2015 the Company has submitted all final invoices and final close-out documents to the Department of Energy. The Company considers the grant closed out and completed.

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
* Electrical Equipment List
* Line List
* Instrument Index

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue

Revenues for the three months ended September 30, 2015 and 2014 were approximately $811,000 and $364,000, respectively. Revenue in both 2015 and 2014 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The increase in revenue was due primarily to increased reimbursements for Department of Energy mandated audits for fiscal years 2011-2014 and the reimbursement of previous incurred but unreimbursed costs versus the same period in 2014.

Project Development

For the three months ended September 30, 2015, our project development costs were approximately $213,000, compared to project development costs of $187,000 for the same period during 2014. The increase in project development costs was primarily due to additional work related to completing our grant with the DOE and increased due diligence efforts versus the same period in 2014.

General and Administrative Expenses

General and administrative expenses were approximately $303,000 for the three months ended September 30, 2015, compared to $264,000 for the same period in 2014. The increase in general and administrative costs is mainly due to increased accounting costs related to the DOE close-out compliance audits versus the same period in 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue

Revenues for the nine months ended September 30, 2015 and 2014 were approximately $911,000 and $1,428,000, respectively. Revenue in both 2015 and 2014 was primarily related to federal grant revenue from the DOE. The decrease in revenue was mainly due to a lack of remaining DOE funds under the grant versus the same period in 2014.

Project Development

For the nine months ended September 30, 2015, our project development costs were approximately $628,000 compared to project development costs of $602,000 for the same period during 2014. The increase in project development costs was primarily due to additional work related to completing our grant with the DOE and increased due diligence efforts versus the same period in 2014.

General and Administrative Expenses

General and administrative expenses were approximately $818,000 for the nine months ended September 30, 2015, compared to $739,000 for the same period in 2014. The increase in general and administrative costs is mainly due to accounting costs related to the DOE close-out compliance audits costs versus the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we have also received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of September 30, 2015, we had cash and cash equivalents of approximately $108,000. As of October 26, 2015, we had cash and cash equivalents of approximately $87,700.

Management has funded operations primarily through proceeds from loans received from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2015.

Changes in Cash Flows

During the nine months ended September 30, 2015 and 2014, we used cash of approximately $217,000 and $134,000 in operating activities. During the 2015 period we had a net loss of approximately $645,000, which included add back non-cash charges of approximately $522,000 and net cash used stemming from operating assets and liabilities of approximately $93,000. During the 2014 period, we had a net loss of approximately $145,000, which included add back non-cash charges of approximately $196,000 and net cash usage stemming from operating assets and liabilities of approximately $185,000. The increase in cash usage was to pay down payables and accrued liabilities.

During the nine months ended September 30, 2015 and 2014, there were no funds used in investing activities.

During the nine months ended September 30, 2015, we had positive cash flow from financing activities of approximately $302,000 compared to approximately $174,000 for the same period in 2014. We issued convertible notes for $159,000, of which we received proceeds of $155,000 during the nine months ended September 30, 2015, as compared to $37,500 in convertible notes and $35,000 in net proceeds for the same period in 2014. During the nine months ended September 30, 2015, the Company also issued shares of common stock for $147,000 compared to $0 for the same period in 2014. The majority of these funds were used to pay for insurance and other liabilities of the Company. During the nine months ended September 30, 2014, the Company received $380,000 in gross proceeds from two notes payable with AKR, Inc. and repaid approximately $275,000 in convertible notes.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4, or those previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015.

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

BLUEFIRE RENEWABLES, INC.

Date: October 26, 2015	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

