Form 10-K
period 2015-12-31
Bluefire Renewables, Inc.
filed 2016-03-30
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2015, was $826,533.83. As of March 30, 2016, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 404,993,005.

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

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. Our shares of common stock are currently quoted on the OTCBB and the OTC Markets under the symbol “BFRE”. On March 28, 2016, the closing price of our Common Stock was $0.0012 per share.

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

Pilot Plants

From 1994-2000, a test pilot bio-refinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment used in the process was also tested and process conditions were verified leading to the issuance of the certain patents in support of the Arkenol Technology. In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot bio-refinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation. Subsequent pilot facilities have been built by other third parties, including GS Caltex, a South Korean petroleum company, but Arkenol retains ownership of all intellectual property.

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

The uncertainties of the world credit markets from 2008 to present caused a delay in the financing we needed to enable placement of equipment orders for the construction of our Lancaster Bio-refinery, which would allow us to achieve a sustainable construction schedule after breaking ground. Hence, to insure a timely and continuous construction of the project, BlueFire’s Board of Directors determined it is prudent to delay Lancaster’s groundbreaking until all the necessary funds are in place. Project activities have advanced to a point that once credit is available and permits are refiled, orders can be immediately placed and construction started. This project is considered shovel ready and only requires minimal capital to maintain until funding is obtained for its construction.

We are actively seeking financing sources of financing for this facility, but no definitive agreements are in place.

Since 2007, The Company has been developing a facility for construction, which had DOE financial support. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized our first award for a total approved budget of just under $10,000,000 with the DOE (“Award 1”). Award 1 was a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. Award 1 was closed out on September 12, 2012. In December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under its second award due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the DOE Grant closed as of September 30, 2015. As of December 31, 2015, BlueFire has been reimbursed approximately $14,164,964 from the DOE under this award.

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

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently negotiating and working through due diligence but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

Between the proposed facilities (Lancaster, CA and Fulton, MS) we expect them to create more than 1,000 construction/manufacturing jobs if adequately financed and, once in operation, more than 100 new operations and maintenance jobs.

The Company is also researching and considering other suitable locations for other similar bio-refineries.

Status of Publically Announced Products or Services

In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the PSA. Anticipated future work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop additional facilities in South Korea.

Distribution Methods of Products or Services

We will utilize existing ethanol distribution channels to sell the ethanol that is produced from our plants. For example, we will enter into an agreement with an existing refiner or blender to purchase the ethanol and sell it into the Southern California and Mississippi transportation fuels market. Ethanol is currently mandated at a blend level of 10% nationwide which represents an approximately 26+ billion gallon per year market. We are also exploring the potential of onsite blending of E85 (85% ethanol, 15% gasoline) and direct marketing to fueling stations. There are approximately 3,400 E85 fueling stations in the United States. As of the date of this filing, no ethanol is currently being produced or distributed.

Competition

According to the Renewable Fuels Association (“RFA”) most of the approximately 15.6 billion gallons of ethanol supply in the United States is derived from corn and, as of January 2015, is produced at approximately 214 facilities, ranging in size from 300,000 to 300 million gallons per year, located predominately in the corn belt in the Midwest.

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

There are approximately 21 biorefineries supported by the DOE in different stages of development throughout the United States.

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

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2015, according to the Alternative Fuels Data Center, 95% of all United States gasoline was blended with 10% ethanol. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline.

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

During the last 20 years, ethanol production capacity in the United States has grown from minimal amounts to an estimated 14.9 billion gallons per year in 2015. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding or term of a licensee or sublicense project, and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sub-licensees of all products produced from the use of the Arkenol Technology (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. At March 9, 2009, we had paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

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

The Farm Bill and subsequent legislation provides for, among other things, grants for demonstration scale bio-refineries, and loan guarantees for commercial scale bio-refineries that produce advanced biofuels (i.e., any fuel that is not corn-based). Section 9003 includes a Loan Guarantee Program under which the U.S.D.A. could provide loan guarantees to fund development, construction, and retrofitting of commercial-scale refineries.

The ARRA, passed into law in February 2009 makes $275 billion available for federal contracts, grants, and loans, some of which is devoted to investment into the domestic renewable energy industry.

Research and Development Activities

Research and development costs for the years ending December 31, 2015 and 2014, were approximately $609,000 and $774,000, respectively.

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

Employees

We have 5 full time employees as of December 31, 2015, and 2 part time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED NET LOSSES OF $1,669,581 over the last two years AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses from controlling interest of approximately $1,283,000 for the year ended December 31, 2015, and $396,000 for the same period in 2014. For the same periods we have generated revenues from consulting of $0 and approximately $263,000 and approximately $911,000 and $1,331,000 in grant revenue from the DOE and no revenues from ethanol fuel production, respectively. We have yet to begin ethanol production or construction of ethanol producing plants, other than the site preparation at the Fulton Project, as discussed herein. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the beginning construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) cost including contingencies to be in the range of approximately $100 million to $125 million for our Lancaster Bio-refinery, and approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, the Company’s Board of Directors (the “Board of Directors”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In the last two years we have incurred annual operating losses. Operating losses were $947,229 and $153,749 for fiscal years ended 2015 and 2014, respectively. In 2015, we had a net loss of $1,282,654, which was partially a result of non-cash charges, namely the amortization of debt discount and a change in the fair value of a derivative liability. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2015, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $2,260,000.

Management has estimated that operating expenses for the next 12 months will be approximately $1,500,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2016, the Company intends to fund its operations by seeking additional funding in the form of equity or debt. As of December 31, 2015, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

OUR CELLULOSE-TO-ETHANOL TECHNOLOGIES ARE UNPROVEN ON A LARGE-SCALE COMMERCIAL BASIS AND PERFORMANCE COULD FAIL TO MEET PROJECTIONS, WHICH COULD HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

While production of ethanol from corn, sugars and starches is a mature technology, newer technologies for production of ethanol from cellulose biomass have not been built at large commercial scales. The technologies being utilized by us for ethanol production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to the Arkenol Technology have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot guarantee that these technologies will perform successfully on a large-scale commercial basis or at all.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the DOE Grant closed as of September 30, 2015. (See Note 3).

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

Our operations have been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on the second phase of DOE monies (“Award 2”). We finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686. Upon notice of the discontinuation of Award 2, the company had a total reimbursable amount of $7,231,696 and through December 31, 2015, we have an unreimbursed amount of $0 available to us under Award 1, and $0 under Award 2, as the reinstatement of the grant was not successful and the grant was closed out as of September 30, 2015. Due to the DOE’s discontinuance of Award 2 as stated below, we cannot guarantee that we will receive any future grants, loan guarantees, or other funding for our projects from the DOE.

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

On December 23, 2013, BlueFire Renewables, Inc. received notice from the DOE indicating that the DOE would no longer provide funding under the Company’s for the development of its cellulosic waste facility in Fulton, Mississippi (the “Fulton Project”), due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the Award closed as of September 30, 2015. There can be no assurances that we will be able to devise a new strategy with respect to financing of the Fulton Project. Failure to raise additional capital would have a material adverse impact on our operations.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

Our shares are traded on the OTCBB and the OTC Markets and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SUCH SHARES WERE PURCHASED.

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly as BFRE.PK, and December 31, 2015, traded as BFRE.OB, the high and low price for our common stock has been $7.90 and $0.009 per share, respectively. Our share price has fluctuated in response to various factors, including needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors, Department of Energy and Department of Agriculture funding decommittments, issuing additional shares for operations, and finding funding sources.

WE MAY ENGAGE IN ADDITIONAL FINANCINGS THAT COULD LEAD TO DILUTION OF OUR EXISTING STOCKHOLDERS.

To date, we have financed our activities through the proceeds from debt and equity financings. Any future financings by us may result in substantial dilution of the holdings of existing stockholders and could have a negative impact on the market price of our common stock. Furthermore, we cannot assure you that such future financings will be available on terms favorable to the Company or at all.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of March 30, 2016, we had 404,993,005 shares of common stock outstanding and 51 shares of Series A Preferred Stock outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, or increased authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

On June 14, 2010, we entered in to a lease with Itawamba County, Mississippi. The lease is for 38 acres located in the Port of Itawamba where our Fulton Project will be located. The lease is a 30 year term and currently is $10,292 per month and will be reduced, following a formula tied to job creation in the State of Mississippi.

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

On July 8, 2013, the Company appealed the Judgment in the Court of Appeal of the State of California, Fourth Appellate District, Division Three (the “Appellate Court”). On July 26, 2013, the shareholders filed a cross-appeal challenging that portion of the Judgment which held their fiduciary duty claim was unmeritorious and they were not entitled to monetary damages.

On December 15, 2015, the Appellate Court issued an opinion (the “Opinion”) that (i) the breach of fiduciary duty cause of action was unmeritorious; (ii) agreed with the Court’s ruling that no contract damages should be awarded; and (iii) agreed with the Court’s interpretation of the Warrants that the Anti-Dilution Provisions applied and therefore the Company breached the Warrants by not notifying the shareholders of a reduction in the exercise price. The Appellate Court reversed the Court’s ruling that the exercise price per share of the Warrants must be reduced to $0.00.

Accordingly, the Appellate Court reversed the Court’s Judgment and remanded for retrial solely to determine the proper remedy for the Company’s breach of the Warrants. Pursuant to California Code of Civil Procedure Section 908 and pending retrial, the Appellate Court authorized the Court to return the parties so far as possible to the positions they occupied before the enforcement of or execution on the Judgment (i.e., so long as it is possible, by ordering the shareholders to return the stock they received as a result of the enforcement of the Judgment). Section 908 provides for restitution on reasonable terms and conditions of all property and rights lost by an erroneous judgment, and also permits entry of a money judgment sufficient to compensate for property or rights not restored. The Company is pursuing all legal remedies to compel the return of the shares issued as part of the original judgment.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and is now currently quoted on the OTCBB and the OTC Markets under the symbol “BFRE” on June 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter during the past three fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2013	$0.05	$0.15
June 30, 2013	$0.02	$0.10
September 30, 2013	$0.008	$0.0259
December 31, 2013	$0.009	$0.0195
March 31, 2014	$0.0015	$0.009
June 30, 2014	$0.0023	$0.0044
September 30, 2014	$0.0023	$0.0050
December 31, 2014	$0.0018	$0.08
March 31, 2015	$0.0098	$0.05
June 30, 2015	$0.004	$0.017
September 30, 2015	$0.0038	$0.0075
December 31, 2015	$0.0022	$0.009

(b) Holders

As of March 30, 2016, a total of 404,993,005 shares of the Company’s common stock are currently outstanding held by approximately 834 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer with its business address at 18 Lafayette Pl, Woodmere, NY 11598.

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

As of December 31, 2015, we have issued the following stock options and grants under the Amended and Restated Plan:

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

(1)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2015 and 2014, there were no repurchases of the Company’s common stock by the Company.

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

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently in negotiations and working through due diligence but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the Award closed as of September 30, 2015.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of December 31, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Future work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries are as follows:

●	Attempt to obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

●	Look to acquire revenue producing, strategic assets that can be used to speed up implementation of the Company’s business plan.

●	Sale of Company engineering services and design packages to technology licensees.

●	Seek out partners for acquisition of our developed projects or for the Company.

●	The Company can look to apply for public funding to leverage private capital raised by us, as applicable.

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

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. BlueFire is currently in negotiations, and working through due diligence, but no definitive agreements have yet been executed. In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

Revenue excluding unbilled grant revenue, for the years ended December 31, 2015 and December 31, 2014, was approximately $911,500 and $1,595,000, respectively, and was primarily related to a federal grant from the DOE. The grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was mainly due to the close-out of the DOE Award in fiscal 2015 versus the same period in fiscal 2014.

Project Development

For the year ended December 31, 2015, our project development costs were approximately $609,000, compared to project development costs of $774,000 for the same period during 2014. The decrease in project development costs is mainly due to the closing out of the Department of Energy grant and reduced activities on the Fulton project.

General and Administrative Expenses

General and Administrative Expenses were approximately $1,250,000 for the year ended December 31, 2015, compared to $910,000 for the same period in 2014. The increase in general and administrative costs is mainly due to increased insurance and legal costs, as well as costs incurred for the close out of the DOE Award.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of December 31, 2015, we had cash and cash equivalents of approximately $26,922. As of March 30, 2016, we had cash and cash equivalents of approximately $5,000. Historically, we have funded our operations though the following transactions:

On December 19, 2013, the Company entered into an agreement to borrow $37,500 under a short-term convertible note payable with a third party which was funded and recorded in January 2014. Under the terms of the agreement, the note incurred interest at eight percent per annum and was due on December 23, 2014. The note was convertible into common shares at any time after six months at a discount to the then market price of our common stock. The Company could prepay the convertible debt, prior to maturity at varying prepayment penalty rates specified under the agreement.

On April 8, 2014, the Company finalized a $350,000 promissory note in favor of AKR Inc. (the “AKR Note”). The maturity date of the AKR Note is April 8, 2015, and bears interest at a rate of five percent per annum. The maturity date of the note has subsequently been extended to June 30, 2016.

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, but was subsequently extended to June 30, 2016. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

On December 17, 2014, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”). Pursuant to the terms of the Purchase Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the registration statement, Kodiak shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share (the “Put Shares”), pursuant to Puts (as defined in the Purchase Agreement), covering the Registered Securities (as defined in the Purchase Agreement). In 2015, Kodiak purchased 20,000,000 of common stock for $147,000.

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

On May 12, 2015, the Company issued a convertible note in favor of Vis Vires Group, Inc. in the principal amount of $59,000 with a maturity date of February 14, 2016. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum. The Company has the option to prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. In accordance with the terms of the note, the note became convertible on November 8, 2015.

Management has estimated that operating expenses for the next twelve months will be approximately $1,500,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the remainder of 2016, the Company intends to fund its operations with consulting revenue from GS Caltex and others, from the sale of Fulton Project equity ownership, and from the sale of debt or equity instruments. As of March 30, 2016, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the years ended December 31, 2015 and 2014, the Company used cash in operating activities of $277,211 and $198,858, respectively. In 2015, our net loss of $1,281,907 was offset by non-cash adjustments of $285,350 and operating assets and liabilities of $719,345. In 2014, our net loss of $387,674 was offset by non-cash adjustments of $223,167 and operating assets and liabilities of $34,351.

We received proceeds from Vis Vires Group, Inc., Asher Enterprises and JMJ Financial in the form of convertible notes for cash of $155,000 for the year ended December 31, 2015, versus cash of approximately $35,000 for the year ended December 31, 2014. In 2015, we sold common stock for gross proceeds of $147,000. In 2014, we received loans from AKR of $380,000 and net advances on a related party line of credit of $34,000 whereas in 2015, there were no such financings. In 2014, the Company also repaid a prior convertible note payable with $275,000 in cash.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-2 through F-24 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	64	President, CEO and Director	June 2006

Necitas Sumait	55	Secretary, SVP and Director	June 2006

John Cuzens	64	SVP, Chief Technology Officer	June 2006

Chris Nichols	49	Director	June 2006

Joseph Sparano	68	Director	March 2011

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

Arnold R. Klann – Chairman of the Board and Chief Executive Officer

Mr. Klann has been our Chairman of the Board and Chief Executive Officer since our inception in March 2006. Mr. Klann has been President of Arkenol, Inc. from January 1989 to present. Previously, he was President of ARK Energy, Inc. Mr. Klann has an AA from Lakeland College in Electrical Engineering. Mr. Klann has over 30 years experience in developing and commercializing new technologies in the energy industry. BlueFire believes that Mr. Klann’s contacts in the ethanol and cellulose industries and his overall insight into our business are a valuable asset to the Company.

Necitas Sumait – Senior Vice President and Director

Mrs. Sumait has been our Director and Senior Vice President since our inception in March 2006. Prior to this, Mrs. Sumait was Vice President of ARK Energy/Arkenol from December 1992 to July 2006. Mrs. Sumait has a MBA in Technological Management from Illinois Institute of Technology and a B.S. in Biology from DePaul University. BlueFire believes that Mrs. Sumait’s project development work with, and insight into, the environmental regulation and policy of our business is a valuable asset to the Company.

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

Audit Committee

Christopher Nichols, Chairman; Joseph Sparano

Compensation Committee

Christopher Nichols, Chairman; Joespeh Sparano

Nomination Committee

Joseph Sparano, Chairman; Arnold Klann; Necitas Sumait

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of March 30, 2016.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann	2015	226,000	0	0	0	0	0	0	226,000
Chief Executive Officer,	2014	226,000	0	0	0	0	0	0	226,000
President

Necitas Sumait	2015	180,000	0	0	0	0	0	0	180,000
Secretary,	2014	180,000	0	0	0	0	0	0	180,000
Vice President

John Cuzens	2015	180,000	0	0	0	0	0	0	180,000
Treasurer,	2014	180,000	0	0	0	0	0	0	180,000
Vice President

(1)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors. See notes to the consolidated financial statements for valuation.

(2)	In 2015, due to a lack of capital, the Company accrued and did not pay seven months of executive salary totaling $341,833.

2015 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann

Necitas Sumait

Chris Nichols (1)	6,000						6,000

Joseph Sparano (1)	6,000						6,000

(1)	Reflects cash amount accrued but not paid as of December 31, 2015

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

On November 12, 2015, the Board of Directors approved the re-election of Joseph Sparano, Christopher Nichols, Arnold Klann and Necitas Sumait. As of December 31, 2015, the Company has not yet granted to each member the stock to be issued for this reelection.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 30, 2016, our authorized capitalization was 501,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of December 31, 2015, there were 308,130,833 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 30, 2016, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

The address of each owner who is an officer or director is c/o the Company at 31 Musick, Irvine California 92618.

Name of Beneficial Owner (1)	Shares of Series A Preferred	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Arnold Klann	15	29.41%	20,290,258	5.01%
Chief Executive Officer, President, Chairman

Necitas Sumait	12	23.53%	3,096,000	* %
Senior Vice President, Director

John Cuzens	-	0%	3,058,500	*
Chief Technology Officer, Senior Vice President

Chris Nichols	12	23.53%	24,500	*
Director

Joseph Sparano	12	23.53%	12,000	*
Director

All officers and directors as a group (5 persons)		100%		6.54%

All officers, directors and 5% holders as a group (5 persons)		100%		6.54%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

Share Issuances/Consulting Agreements

On November 12, 2015, the Company renewed all of its existing Directors’ appointments, but as of March 30, 2016, the Company has not yet granted to each member the stock to be issued pursuant to their appointments. The $5,000 to the two outside members was accrued, and as yet unpaid as of December 31, 2015. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000.

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2014 or 2015.

Description of Securities

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of March 30, 2016, the Company had 404,993,005 shares of common stock outstanding, and 51 shares of Series A Preferred Stock outstanding.

Common Stock

As of March 30, 2016, we had 404,993,005 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of March 30, 2016, we had 51 shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

Series A Preferred Stock

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

Warrants

As of March 30, 2016, we had warrants to purchase an aggregate of 23,100,000 shares of our common stock outstanding. The exercise prices for the warrants are $0.007.

Options

As of March 30, 2016, we had no options outstanding.

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

Item 13. Certain Relationships and Related Transactions.

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), which the Company’s Chairman/Chief Executive Officer and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one-time payment of $1,000,000 at first project construction funding or term of a Licensee or sublicense project, and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

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

Related Party Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and, at the time, the majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of $200,000 (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expired December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option. The warrants are now expired.

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its CEO to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. During the twelve months ended December 31, 2014, the CEO advanced the Company an additional net $34,000 under the line of credit, bringing the balance to $45,230, which is in excess of the line of credit limit, however, during the twelve months ended December 31, 2014, the Company and the CEO amended this line of credit so that the maximum amount that could be borrowed is $55,000. Subsequent to December 31, 2015, this line of credit was amended which allowed the Company to borrow an additional $14,000 (See Note 12). Although the Company has raised more than $100,000, the CEO does not hold the Company in default.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2015 and 2014, were approximately $44,430 and $52,100 respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2015 and 2014.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the years ended December 31, 2015 and 2014, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $175,000 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014. The fees in 2015 were incurred for the Company’s DOE compliance audits that were required by the DOE as part of the close out of Award 2. The Company was required to obtain a compliance audit for the years ended December 31, 2014, 2013, 2012, and 2011.

dbbmckennon was at the 2015 stockholders’ meeting and is expected to be present at the 2016 meeting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Stock Purchase Agreement and Plan of Reorganization, dated May 31, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.1	Amended and Restated Articles of Incorporation, dated July 2, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.2	Amended and Restated Bylaws, dated May 27, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.3	Second Amended and Restated Bylaws, dated April 24, 2008 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on April 29, 2008).

3.4	Amended and Restated Articles of Incorporation, dated July 20, 2010 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on July 26, 2010).

3.5	Amendment to the Articles of Incorporation, dated November 25, 2013 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013)

3.6	Amendment to the Articles of Incorporation, Series A Preferred Certificate of Designation, dated September 30, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2015)

10.1	Arkenol Technology License Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.2	ARK Energy Asset Transfer and Acquisition Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.3	Amended and Restated 2006 Incentive and Non-Statutory Stock Option Plan, dated December 13, 2006 (Incorporated by reference to the Company’s Form S-8, as filed with the SEC on December 17, 2007).

10.4	Purchase Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

10.5	Registration Rights Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on March 6, 2009).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: March 30, 2016	By:	/s/ Arnold R. Klann
	Name:	Arnold R. Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	March 30, 2016
Arnold R. Klann	Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Necitas Sumait	Director, Secretary and Senior Vice President	March 30, 2016
Necitas Sumait

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	March 30, 2016
John Cuzens

/s/ Chris Nichols	Director	March 30, 2016
Chris Nichols

/s/ Joseph Sparano	Director	March 30, 2016
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries (collectively the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

dbbmckennon
Newport Beach, California
March 30, 2016

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$26,922	$22,134
Prepaid expenses	9,291	6,274
Total current assets	36,213	28,408

Property and equipment, net of accumulated depreciation of $107,897 and $107,003, respectively	109,384	110,278

Total assets	$145,597	$138,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$899,887	$962,589
Accrued liabilities	730,759	187,935
Notes payable	420,000	368,665
Line of credit, related party	45,230	45,230
Note payable to a related party	200,000	200,000
Outstanding warrant liability	199	-
Total current liabilities	2,296,075	1,764,419

Convertible notes payable, net of discount of $32,886 and $0, respectively	20,084	-
Derivative liability	290,092
Outstanding warrant liability	-	16,567
Total liabilities	2,606,251	1,780,986

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	865,614	864,867

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 308,163,005 and 226,890,279 shares issued and 308,130,833 and 226,858,107 outstanding, as of December 31, 2015 and 2014, respectively	308,163	226,891
Additional paid-in capital	16,967,128	16,584,847
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Accumulated deficit	(20,499,978)	(19,217,324)
Total stockholders’ deficit	(3,326,268)	(2,507,167)

Total liabilities and stockholders’ deficit	$145,597	$138,686

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Revenues:
Consulting fees	$-	$263,178
Department of Energy grant revenues	911,458	1,331,458
Total revenues	911,458	1,594,636

Cost of revenue
Consulting revenue	-	64,605
Gross margin	911,458	1,530,031

Operating expenses:
Project development, including stock based compensation of $0, and $0, respectively	608,679	774,132
General and administrative, including stock based compensation of $0 and $46,711, respectively	1,250,008	909,648
Total operating expenses	1,858,687	1,683,780

Operating loss	(947,229)	(153,749)

Other income and (expense):
Amortization of debt discount	(201,682)	(142,445)
Interest expense	(42,176)	(51,286)
Related party interest expense	(5,503)	(4,599)
Gain on settlement of accounts payable and accrued liabilities	235,919	95,990
Change in fair value of warrant liability	16,368	(16,509)
Change in fair value of derivative liability	(22,849)	(112,785)
Loss on excess fair value of derivative liability	(312,212)	-
Total other income and (expense)	(332,135)	(231,634)

Loss before provision for income taxes	(1,279,364)	(385,383)

Provision for income taxes	2,543	2,291

Net loss	$(1,281,907)	$(387,674)
Net income attributable to noncontrolling interest	747	8,823
Net loss attributable to controlling interest	$(1,282,654)	$(396,497)

Basic and diluted loss per common share attributable to controlling interest	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	248,518,121	170,370,290

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2013	-	-	68,910,395	68,943	16,123,744	(18,820,827)	(101,581)	(2,729,721)

Common Shares issued for conversion of notes in 2014 at a range of $0.0015 and $0.008 per share	-	-	46,745,690	46,746	26,054	-	-	72,800
Common Shares issued in connection with 3(a)10 transaction in at a range of $0.0026 and $0.0075 per share	-	-	65,554,295	65,554	115,094	-	-	180,648
Common Shares issued in connection with the conversion of notes pursuant to 3(a)10 transaction in 2014 at a range of $0.0029 and $0.0048 per share	-	-	45,647,727	45,648	6,777	-	-	52,425
Discount on fair value of warrants	-	-	-	-	42,323		-	42,323
Extinguishment of derivative liabilities associated with convertible notes	-	-	-	-	270,855	-	-	270,855
Net loss attributable to controlling interest	-	-	-	-	-	(396,497)		(396,497)
Balances at December 31, 2014	-	-	226,858,107	226,891	16,584,847	(19,217,324)	(101,581)	(2,507,167)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2014	-	-	226,858,107	226,891	16,584,847	(19,217,324)	(101,581)	(2,507,167)

Common shares issued for cash pursuant to S-1 in 2015 at a price of $0.03 per share	-	-	20,000,000	20,000	127,000	-	-	147,000
Common Shares issued for conversion of notes in 2015 at a range of $0.0007 to $0.003 per share	-	-	61,272,726	61,272	57,117	-	-	118,389
Issuance of Series A Preferred stock	51	-	-	-	-	-	-	-
Extinguishment of derivative liabilities associated with convertible notes	-	-	-	-	198,164	-	-	198,164
Net loss attributable to controlling interest	-	-				(1,282,654)		(1,282,654)
Balances at December 31, 2015	51	-	308,130,833	308,163	16,967,128	(20,499,978)	(101,581)	(3,326,268)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(1,281,907)	$(387,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(16,368)	16,509
Change in fair value of derivative liability	22,849	112,785
Loss on excess fair value of derivative liability	312,212	-
Gain on settlement of accounts payable and accrued liabilities	(235,919)	(95,990)
Share-based compensation		46,711
Amortization	201,682	142,445
Depreciation	894	706
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,017)	(1,638)
Accounts payable	173,216	46,565
Accrued liabilities	549,146	(79,277)
Net cash used in operating activities	(277,212)	(198,858)

Cash flows from financing activities:
Proceeds from issuance of common stock	147,000	-
Proceeds from convertible notes payable	155,000	35,000
Repayment of notes payable	(20,000)	(275,000)
Proceeds from notes payable	-	380,000
Proceeds from related party line of credit/notes payable	-	34,000
Net cash provided by financing activities	282,000	174,000

Net increase (decrease) in cash and cash equivalents	4,788	(24,858)

Cash and cash equivalents beginning of period	22,134	46,992

Cash and cash equivalents end of period	$26,922	$22,134

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$98,179
Income taxes	$2,400	$2,400

Supplemental schedule of non-cash investing and financing activities:
Conversion of non-secured convertible notes payable	$118,389	$70,000
Interest converted to common stock	$-	$2,800
Derivative liability reclassified to additional paid-in capital	$198,164	$-
Discount on convertible notes payable	$153,196	$42,323
Liabilities settled in connection with the Liability Purchase Agreement	$	$135,432

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has historically incurred recurring losses. Management has funded operations primarily through loans from its Chairman/Chief Executive Officer, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements from 2009 to 2015. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of December 31, 2015, the Company has negative working capital of approximately $2,260,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,500,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2016, the Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of March 30, 2015, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew and only requires minimal capital to maintain until funding is obtained for the construction. This project shall continue once we receive the funding necessary to construct the facility.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project (Note 3), procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. All site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress through such date was deemed impaired due to the discontinuance of future funding from the DOE further described in Note 3.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2015 and 2014, the Company has no reserve allowance.

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. There was no impairment as of December 31, 2015 or 2014.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the years ended December 31, 2015 and 2014, research and development costs included in project development were approximately $609,000 and $774,000, respectively.

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

The Company did not have any Level 1 financial instruments at December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the warrant liability and derivative liability are considered Level 2 items, see Notes 5, 6, and 9.

As of December 31, 2015 and 2014, the Company’s redeemable noncontrolling interest is considered a Level 3 item and changed during 2014 and 2015 due to the following:

Balance as of January 1, 2015	$864,867
Net gain attributable to noncontrolling interest	747
Balance at December 31, 2015	$865,614

See Note 8 for details of valuation and changes during the years 2015 and 2014.

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

As of December 31, 2015 and 2014, the Department of Energy made up 100% of Grant Revenues. Management believes the loss of this organization will have a material impact on the Company’s financial position, results of operations, and cash flows. The company is currently investigating alternative sources of funding.

As of December 31, 2014, one customer made up 100% of the Company’s consulting fees revenue. Management believes the loss of consulting to this organization would have a material impact on the Company’s financial position, results of operations, and cash flows.

As of December 31, 2015 and 2014 four and three vendors made up approximately 78% and 60% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2015 and 2014, the Company had no options and 23,528,571 warrants outstanding, respectively, for which 23,528,571 warrants had an exercise price which was in excess of the average closing price of the Company’s common stock during the corresponding years and thus 23,528,571 warrants, respectively, are considered dilutive under the treasury-stock method of accounting. However, due to the net loss in the periods presented, the warrants effects are antidilutive and therefore, excluded from diluted EPS calculations.

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

New Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the new standard on its consolidated financial statements.

In November 2015, the FASB issued authoritative guidance related to balance sheet classification of deferred taxes. The new guidance requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The new authoritative guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on the audited annual financial statements.

In May 2014, FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

In April 2015, the FASB issued authoritative guidance, which changes the presentation of debt issuance costs in financial statements. Under this authoritative guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The new guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT CONTRACT

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project at a landfill in Southern California, which was subsequently moved to Fulton, Mississippi. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award was a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.

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

Since 2009, our operations had been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. As stated in the following paragraph a final determination by the DOE received by the company, is hampering our ability to finance our projects and/or operations and implement our strategy and business plan. The company is currently investigating alternative sources of funding.

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the Award closed as of September 30, 2015 and there are no monies available that remain under the grant. We cannot guarantee that we will continue to receive grants, loan guarantees, or other funding for our projects from the DOE or other governmental agency.

As of December 31, 2015, the Company has received reimbursements of approximately $14,164,964 under these awards.

NOTE 4 – COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Property and equipment

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Land	$109,108	$109,108
Office equipment	63,367	63,367
Furniture and fixtures	44,806	44,806
Property and equipment - Gross	217,281	217,281
Accumulated depreciation	(107,897)	(107,003)
Property and equipment - Net of depreciation	$109,384	$110,278

Depreciation expense for the years ended December 31, 2015 and 2014 was $894 and $962, respectively.

During the years ended December 31, 2015 and 2014, the Company invested $0 in construction activities at our Fulton Project and the construction costs through 2013 were deemed impaired due to the discontinuance of the DOE Grant described in Note 3.

Accrued liabilities

	December 31, 2015	December 31, 2014
Payroll and related benefits	$614,795	$118,214
Accrued interest	46,033	13,256
Accrued interest – related party	45,268	39,840
Other	24,663	16,625
Total	$730,759	$187,935

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable

From time-to-time, the Company enters into convertible notes with Vis Vires Group, Inc. and Asher Enterprises, Inc. Under the terms of these notes, the Company is to repay any principal balance and interest, at 8% per annum at a given maturity date which is generally less than one year. The Company has the option to prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock after six months as calculated by multiplying 58% (42% discount to market) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date.

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

On December 19, 2013, the Company issued a convertible note in favor of Asher Enterprises, Inc. in the principal amount of $37,500 which was funded and effective in January 2014 with terms identified above and had a maturity date of December 23, 2014. The conversion feature was not triggered until July 2014 due to the effective date of the note being in January 2014.

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

On May 12, 2015, the Company issued a convertible note in favor of Vis Vires Group, Inc. in the principal amount of $59,000 with a $4,000 on-issuance discount pursuant to the terms identified above, with a maturity date of February 14, 2016. In accordance with the terms of the note, the note became convertible on November 8, 2015.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of approximately $53,195, resulting in a discount to the note. The discount was being amortized over the term of the note and accelerated as the note is converted. As of December 31, 2015, the entire discount was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 26,072,727 shares of common stock.

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature upon it being effective (as applicable), at each conversion event, and at quarter end. The company recognized a loss of $12,911 and $112,785 during the year ended December 31, 2015 and 2014 based on these valuations which is included in the accompanying statement of operations.

	December 31, 2015	December 31, 2014
Annual dividend yield	0%	0%
Expected life (years)	0.08 - 0.16	0.04 – 0.18
Risk-free interest rate	0.14 – 0.29%	0.03 - 0.11%
Expected volatility	216%	197 - 235%

On-issuance discounts applicable to the above notes are amortized over the term of such notes.

JMJ Convertible Note

On April 2, 2015, the Company issued a convertible note in favor of JMJ Financial in the principal amount of $100,000 out of a total of a possible $250,000, with a maturity date of April 1, 2017 (the “JMJ Note”). The JMJ Note was issued with a 10% original issue discount, and is convertible at any time. The $10,000 on-issuance discount will be amortized over the life of the note. The Company was to repay any principal balance due under the note including a one-time charge of 12% interest on the principal balance outstanding if not repaid within 90 days. The Company has the option to prepay the JMJ Note prior to maturity. The JMJ Note is convertible into shares of the Company’s common stock as calculated by multiplying 60% of the lowest trade price in the 25 trading days prior to the conversion date.

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance, at each reporting period, and as of December 31, 2015 as indicated below. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note is being amortized over the life of the note. For the year ended December 31, 2015, amortization of the discount was $77,114 with $32,886 remaining.

	Year ended December 31, 2015 (excluding inception)	April 2, 2015
Annual dividend yield	-	-
Expected life (years)	1.25 - 1.75	2.00
Risk-free interest rate	0.61 - 1.06%	0.55%
Expected volatility	282 - 304%	301%

During the year ended December 31, 2015, the Company issued 35,200,000 shares of common stock for the conversion of $57,030 of principal. Subsequent to year end, the Company issued additional shares under the terms of the JMJ note (see Note 12).

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was originally due on April 8, 2015, however, the Company received an extension through June 30, 2016. The AKR Note requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,323 based the relative fair value of the AKR Warrants compared to the debt. For the year ended December 31, 2015 and 2014 the Company amortized $11,335 and $30,988, respectively of the discount to interest expense. As of December 31, 2015 unamortized discount of $0 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

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

Each of the above notes were issued without funds being received. Accordingly, the notes were issued with a full on-issuance discount that was amortized over the term of the notes. During the years ended December 31, 2015, and 2014 amortization of $0 and approximately $51,960, respectively, was recognized to interest expense related to the discounts on the notes.

As of December 31, 2014, the Tarpon Initial Note and the Tarpon Success Fee Note were repaid in full through the conversion of these notes for 45,647,727 shares of common stock and a cash payment of $25,000.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $96,000. The derivative liability was marked to market each quarter and as of December 31, 2014 which resulted in a loss of approximately $46,000. The Company used the following range of assumptions for the years ended December 31, 2015 and 2014:

Year ended December 31, 2014
Annual dividend yield	0%
Expected life (years)	0.001 - 0.25
Risk-free interest rate	0.01 - 0.05%
Expected volatility	229 - 242%

During the year ended December 31, 2014, the Company paid $25,000 in cash and issued 45,647,727 shares of common stock on the Tarpon Initial Note and Tarpon Success Fee Note to satisfy all obligations under these notes. There were no such payments in 2015.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had maturity date of July 17, 2015. The Company has been in discussions with Kodiak in order to extend the maturity date.

As of December 31, 2015, the balance outstanding on the Kodiak Note was $40,000. No funds were received from the Kodiak Note. Because the Kodiak Note was issued for no cash consideration, there was a full on-issuance discount, of which $60,000 was amortized as of December 31, 2015, and $0 remains to be amortized.

NOTE 6 – OUTSTANDING WARRANT LIABILITY

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

The Company issued 428,571 warrants to purchase common stock in connection with the Stock Purchase Agreement entered into in 2011 with Lincoln Park Capital, LLC. These warrants are accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	December 31, 2015	December 31, 2014
Annual dividend yield	-	-
Expected life (years)	0.05	1.05
Risk-free interest rate	0.14%	0.25%
Expected volatility	216%	357%

In connection with these warrants, the Company recognized a gain/(loss) on the change in fair value of warrant liability of $16,368 and ($16,509) during the years ended December 31, 2015 and 2014, respectively.

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

Subsequent to year end, these warrants expired without exercise.

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

Board of Director Arrangements

On November 19, 2013, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of March 30, 2015, the Company had not yet issued the 6,000 shares issuable for compensation for the years ending 2013-2015 to each of its Board Members and has accrued the cash portion.

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

Future annual minimum lease payments under the above lease agreements, at December 31, 2015 are as follows:

Years ending
December 31,
2016	$125,976
2017	125,976
2018	125,976
2019	125,976
2020	125,976
Thereafter	2,526,040
Total	$3,155,920

Rent expense under non-cancellable leases was approximately $123,000, $123,000 during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $174,964 and $30,876 of the monthly lease payments were included in accounts payable on the accompanying balance sheets. As of December 31, 2015, the Company was in technical default of the lease due to non-payment.

Legal Proceedings

In 2013, the Company was subject to a claim in the Orange County Superior Court (the "Court") by shareholders' of the Company for breach of contract and declaratory relief related to 5,740,741 warrants previously issued by the Company that contained certain anti-dilution protective provisions. The Court ruled in favor of the shareholders which required the Company to accept the exercise of the said warrants at a decreased value $0.00. Accordingly, these warrants were considered exercised as of December 2012 per the exercise notice received and were issued in August 2013. There were no monetary damages awarded by the Court.

The Company subsequently appealed the prior rulings and on December 15, 2015, the Appellate Court determined that there was no breach of fiduciary duty, agreed that there should be no contract damages awarded, agreed that anti-dilution provisions did apply, but reversed the finding that the exercise price should be reduced to $0.00. The Appellate Court determined that the proper remedy would be to return the parties so far as possible to the positions they occupied before the execution of the original Court's ruling and remanded a retrial solely to determine the proper remedy for the breach of the warrants. The Company is pursuing all legal remedies to compel the return of shares issued as part of the original judgment. This case has no further financial impact on the Company.

Other than as disclosed above, we are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

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

Net income attributable to the redeemable noncontrolling interest during the year ended December 31, 2015 was $747 which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net income was presented on the statement of operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

We have authorized the issuance of a total of 1,000,000 shares of our Series A Preferred Stock. See Note 1 for rights and preferences.

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

Under the amended and restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the amended and restated Plan. As of December 31, 2015, 3,307,159 options and 1,747,111 shares have been issued under the plan. As of December 31, 2015, 4,945,730 shares are still issuable under the Plan.

Stock Options

As of December 31, 2014, and 2015 there were no options that remained outstanding.

Shares Issued for Services

For the years ended December 31, 2015 and 2014, the Company issued no shares of stock for services provided.

Warrants

See Notes 5, 6, 9 and 10 for warrants issued with debt and equity financings.

There were no warrant exercises for the years ending December 31, 2015 and 2014.

A summary of the status of the warrants for the years ended December 31, 2015 and 2015 changes during the periods are presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2013	428,571	$0.55	2.04
Issued during the year	23,100,000	0.007
Exercised during the year	-	-
Expired during the year	-	-
Outstanding and exercisable at December 31, 2014	23,528,571	$0.01	1.4
Issued during the year	-	-
Exercised during the year	-	-
Expired during the year	-	-
Outstanding and exercisable at December 31, 2015	23,528,571	$0.01	0.4

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

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company shall issue and deliver to Tarpon shares (the “Settlement Shares”) of the Company’s Common Stock in one or more tranches as necessary, and subject to adjustment and ownership limitations, sufficient to generate proceeds such that the aggregate Remittance Amount (as defined in the Settlement Agreement) equals the Claim. In addition, pursuant to the terms of the Settlement Agreement, the Company issued the Tarpon Initial Note, a convertible promissory note in the principal amount of $25,000. Under the terms of the Tarpon Initial Note, the Company was to pay Tarpon $25,000 on the date of maturity which was January 30, 2014. The Tarpon Initial Note was convertible into shares of the Company’s common stock (See Note 5).

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had maturity date of July 17, 2015. As of December 31, 2015, the balance outstanding on the Kodiak Note was $40,000. Because the note was issued for no cash consideration, there was a full on-issuance discount, of which $55,714 and $4,286 was amortized as of December 31, 2015 and 2014, and $0 and $55,714 remains to be amortized, respectively.

Concurrently with the Purchase Agreement, on December 17, 2014, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Kodiak. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the SEC to cover the Registered Securities, within thirty (30) days of closing, and must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Registration was filed, on January 2, 2015, and declared effective on February 11, 2015.

NOTE 10 – RELATED PARTY TRANSACTIONS

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, Inc. (“Arkenol”), in which the Company’s Chairman/Chief Executive Officer and other family members hold an interest. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a onetime payment of $1,000,000 at first project construction funding and for each plant make the following payments: (1) royalty payment of 4% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40 per 1,000 gallons of production capacity per plant. There are no amounts currently due under this agreement.

Asset Transfer Agreement with Ark Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2015 and 2014, the Company had not incurred any liabilities related to the agreement.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014 the line of credit was increased to $55,000. As of December 31, 2015 and 2014, the outstanding balance on the line of credit was approximately $45,230 with $45,230 remaining under the line. Subsequent to December 31, 2015, this line of credit was amended which allowed the Company to borrow an additional $14,000 (See Note 12). Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and, at the time, the majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expired on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option. As of December 31, 2015 and 2014, $200,000 remained outstanding on this loan.

NOTE 11 – INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Current Tax Provision
Federal	$-	$-
State	2,543	2,400
Total	$2,543	$2,400

Deferred tax provision (benefit)
Federal	(6,680,044)	(6,686,745)
State	(890,083)	(842,874)
Valuation Allowance	7,570,127	7,529,619
Total
Total Provision for income taxes	$2,543	$2,400

Current taxes in 2015 and 2014 consist primarily of minimum state taxes.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
US federal statutory income tax rate	30%	30%
State tax - net of benefit	4%	4%
	34%	34%

Permanent differences	(30)%	(16)%
Reserves and accruals	(22)%	(7)%
Changes in deferred tax assets	18%	(16)%
Other	(2)%
Increase in valuation allowance	2%	6%
Effective tax rate	0%	1%

The components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Deferred income tax assets
Net operating loss carryforwards	$7,374,211	$7,501,533
Reserves and accruals	195,916	28,086
Valuation allowance	(7,570,127)	(7,529,619)
	$-	$-

The Company’s deferred tax assets consist primarily of net operating loss (“NOL”) carry forwards of approximately $7,374,000 and $7,502,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $21.7 million and $21.7 million, respectively. At December 31, 2014, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $22.2 million and $21 million, respectively. The Company’s valuation allowance increased by approximately $40,500 for the year ended December 31, 2015, and decreased by approximately $51,000 for the year ended December 31, 2014. Federal and California NOL’s have begun to expire and fully expire in 2035 and 2025, respectively. For federal tax purposes these carry forwards expire in twenty years beginning in 2026.

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

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2012 through 2014 and currently does not have any ongoing tax examinations.

In addition, the Company is not current in their federal and state income tax filings prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to year end, the Company has issued a total of 96,830,000 shares to JMJ under the terms of the JMJ Note for conversion of approximately $62,000 in principal.

Subsequent to December 31, 2015, the line of credit with the Company's Chairman/CEO was amended, allowing Company to borrow an additional $14,000 under the terms of the line of credit (See Note 10).

