Form 10-Q
period 2016-03-31
Bluefire Renewables, Inc.
filed 2016-05-16
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2016

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

As of May 16, 2016, there were 413,904,405 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$3,066	$26,922
Prepaid expenses	3,977	9,291
Total current assets	7,043	36,213

Property, plant and equipment, net of accumulated depreciation of $108,172 and $107,897, respectively	109,109	109,384
Total assets	$116,152	$145,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$982,851	$899,887
Accrued liabilities	1,007,916	730,759
Notes payable	420,000	420,000
Line of credit, related party	69,230	45,230
Note payable to a related party	200,000	200,000
Outstanding warrant liability	-	199
Total current liabilities	2,679,997	2,296,075

Convertible notes payable, net of discount of $0 and $32,886, respectively	-	20,084
Derivative liability	-	290,092
Total liabilities	2,679,997	2,606,251

Commitments and contingencies (Note 6)

Redeemable noncontrolling interest	864,135	865,614

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 404,993,005 and 308,163,005 shares issued; and 404,960,833 and 308,130,833 outstanding, as of March 31, 2016 and December 31, 2015, respectively	404,994	308,163
Additional paid-in capital	17,076,951	16,967,128
Treasury stock at cost, 32,172 shares at March 31, 2016 and December 31, 2015	(101,581)	(101,581)
Accumulated deficit	(20,808,344)	(20,499,978)
Total stockholders’ deficit	(3,427,980)	(3,326,268)

Total liabilities and stockholders’ deficit	$116,152	$145,597

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31, 2016	For the Three Months ended March 31, 2015

Revenues:
Department of Energy grant revenue	$-	$38,125
Total revenues	-	38,125

Cost of revenue	-	-
Gross margin	-	38,125

Operating expenses:
Project development	100,297	210,844
General and administrative	297,561	211,041
Total operating expenses	397,858	421,885

Operating loss	(397,858)	(383,760)

Other income and (expense):
Amortization of debt discount	(32,866)	(40,116)
Interest expense	(29,303)	(6,118)
Related party interest expense	(1,440)	(1,357)
Gain from change in fair value of warrant liability	199	13,216
Gain from change in fair value of derivative liability	151,576	-
Total other income and (expense)	88,166	(34,375)

Loss before income taxes	(309,692)	(418,135)
Provision for income taxes	153	-
Net loss	$(309,845)	$(418,135)

Net loss attributable to noncontrolling interest	(1,479)	(1,189)
Net loss attributable to controlling interest	$(308,366)	$(416,946)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	355,159,944	237,195,186

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Cash flows from operating activities:
Net loss	$(309,845)	$(418,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in the fair value of warrant liability	(199)	(13,216)
Gain from change in fair value of derivative liability	(151,576)	-
Amortization of debt discounts	32,866	40,116
Depreciation	275	255
Excess fair value of common stock issued for accrued interest	7,200	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,314	(70,101)
Accounts payable	82,966	136,179
Accrued liabilities	285,143	169,842
Net cash used in operating activities	(47,856)	(155,060)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	147,000
Proceeds from related party line of credit/notes payable	24,000	-
Net cash provided by financing activities	24,000	147,000

Net decrease in cash and cash equivalents	(23,856)	(8,060)

Cash and cash equivalents beginning of period	26,922	22,134

Cash and cash equivalents end of period	$3,066	$14,074

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$1,368

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$52,950	$-
Accrued interest converted to common stock	$7,700	$-
Derivative liability reclassed to additional paid-in capital	$139,303	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has incurred losses since Inception. Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its Chief Executive Officer, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements from 2009 to 2015. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2016, the Company has negative working capital of approximately $2,673,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,450,000 excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of May 16, 2016, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s engineering and design package for its Lancaster plant allows for almost immediate construction, upon receipt of funding and the renewal of its permits, and only requires minimal capital to maintain until funding is obtained for its construction. With no immediate funding sources in place, the Company sees this project on hold.

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

Risks and Uncertainties

The Company has a limited operating history and has not generated revenues from our planned principal operations.

The Company’s business and operations are very sensitive to general business and economic conditions in the U.S. and worldwide. Specifically, these conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general price of crude oil and gasoline.

The risks related to the Company’s plans to sell engineering services are that the Company currently has no sales and limited marketing capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our services. Developing a marketing and sales force is also time consuming and could delay launch of our future bio-ethanol plants. In addition, the Company will compete with other engineering companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote sales and marketing.

The Company’s business and industry is also subject to new innovations in technology. Significant technical changes can have an adverse effect on product lives. Design and development of new products and services are important elements to achieve profitability in the Company’s industry segment. As a result, the Company’s products may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance our current products on a timely and cost-effective basis.

The Company’s products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company’s new products may not be favorably received. Nor may we have the capital resources to further the development of existing and/or new ones.

Lastly, the Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate material expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three months ended March 31, 2016 and 2015, research and development costs included in Project Development were approximately $100,000, and $211,000, respectively.

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

The Company did not have any level 1 financial instruments at March 31, 2016 or December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company’s derivative and warrant liabilities are considered a level 2 item (see Notes 4 and 5).

As of March 31, 2016 and December 31, 2015 the Company’s redeemable noncontrolling interest is considered a level 3 item and changed during the three months ended March 31, 2016 as follows.

Balance at December 31, 2015	$865,614
Net loss attributable to noncontrolling interest	1,479
Balance at March 31, 2016	$864,135

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2016 and 2015, the Company had 23,100,000 and 23,528,571 warrants, respectively, for which, in 2015, 428,571 warrants had an exercise price which was in excess of the average closing price of the Company’s common stock during the corresponding quarter, and thus 23,100,000 and 23,100,000 warrants, respectively, are considered dilutive under the treasury stock method of accounting. However, due to the net loss in the periods presented, the warrants’ effects are antidilutive and therefore, excluded from diluted EPS calculations.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. The adoption did not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision, and the Company considers such decision to be final. In June of 2015, the DOE obligated additional funds totaling $873,332 for costs incurred but not reimbursed prior to September 30, 2014 as well as for program required compliance audits for years 2011-2014.

As of September 30, 2015 the Company submitted all final invoices and final documents related to the termination of the grant by the DOE. The Company considers the grant closed out and completed.

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

Vis Vires Group, Inc.

On May 12, 2015, the Company issued a convertible note in favor of Vis Vires Group, Inc. in the principal amount of $59,000 with a $4,000 on-issuance discount pursuant to the terms identified above, with a maturity date of February 14, 2016. In accordance with the terms of the note, the note became convertible on November 8, 2015. As of December 31, 2015, the entire discount, including the on issuance discount, was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 26,072,727 shares of common stock.

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

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance and at each conversion, and reporting date. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note is being amortized over the life of the note. During the three months ended March 30, 2016, amortization of the discount was $32,866 with $0 remaining.

	March 31, 2016	April 2, 2015
Annual dividend yield	-	-
Expected life (years)	1.00	2.00
Risk-free interest rate	0.73%	0.55%
Expected volatility	188.24%	301.07%

During the three months ended March 31, 2016, the Company issued 96,830,000 shares of common stock for the conversion of approximately $60,650, including approximately $52,950 of principal and $7,700 of accrued interest. Subsequent to March 31, 2016, a portion of the JMJ Note was converted into shares of Company stock and repaid in full (See Note 10).

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015, but was subsequently extended to June 30, 2016, and requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,323 based on the relative fair value of the AKR Warrants compared to the debt. During the quarter ended March 31, 2016, the Company amortized $0 of the discount to interest expense. As of March 31, 2016 unamortized discount of $0 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. No funds were received for this note. As of March 31, 2016, the balance outstanding on the Kodiak Note was $40,000. Because the note was issued for no cash consideration, there was a full on-issuance discount, of which $60,000 was amortized as of March 31, 2016, and $0 remains to be amortized.

NOTE 5 - OUTSTANDING WARRANT LIABILITY

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

The Company issued 428,571 warrants to purchase common stock in connection with a Stock Purchase Agreement entered into on January 19, 2011 with Lincoln Park Capital, LLC. These warrants expired in January 2016 and were accounted for as a liability under ASC 815 as they contain a ratchet provision in which the exercise price will be adjusted based on future issuances of common stock, excluding certain issuances; if issuances are at prices lower than the current exercise price. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	January 19, 2016	December 31, 2015
Annual dividend yield	-	-
Expected life (years) of	0	0.05
Risk-free interest rate	0%	0.14%
Expected volatility	0%	216%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of approximately $199 and $13,200 during the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Board of Director Arrangements

On November 19, 2013, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of May 16, 2016, the Company had not yet issued the 6,000 shares issuable for compensation in 2013, 2014 or 2015 to each of its Board Members.

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

Rent expense under non-cancellable leases was approximately $30,900, and $30,900 during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and 2015, $205,840 and $82,336 of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively. During 2014, the County of Itawamba forgave approximately $96,000 in lease payments.

The Company is currently in default of the lease due to non payment and could be subject to lease cancellation if it cannot make payments or other arrangements with the County of Itawamba. As of March 31, 2016, the Company has accrued $16,033 of default interest due to the nonpayment of the lease. As of the date of this filing there have been no formal letters of default or demands from the County of Itawamba.

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

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014 the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000. As of March 31, 2016 and December 31, 2015, the outstanding balance on the line of credit was approximately $69,230 and $45,230, respectively. On March 31, 2016, there was approximately $55,770 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default at this time.

As of March 31, 2016, $16,707 in accrued interest is owed under this line of credit and included with accrued liabilities.

Accrued Salaries

As of March 31, 2016 and December 31, 2015, accrued salary due to the Chief Executive Officer included within accrued liabilities was $188,333.

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

Net loss attributable to the redeemable noncontrolling interest during for the three months ended March 31, 2016 and 2015 was $1,479 and $1,189, respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the consolidated statements of operations.

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note for no consideration, in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. See Note 4 for additional information.

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

On February 12, 2015, the Company issued a Put for 20,000,000 put shares. The lowest closing bid price during the valuation period was $0.0098. For the quarter ended March 31, 2016 and 2015, the Company received total funds, net of Kodiak’s 25% discount, of $0 and $147,000, respectively.

The Purchase Agreement, will terminate on the earlier of (i) on the date on which Kodiak shall have purchased Put Shares pursuant to this Agreement for an aggregate Purchase Price of the Maximum Commitment Amount or (ii) December 31, 2016.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company has issued a total of 8,911,400 shares of common stock to JMJ under the terms of the JMJ Note for conversion of approximately $5,347 in accrued interest. The JMJ Note is fully repaid as of April 5, 2016.

Subsequent to March 31, 2016, the Company reached a settlement with James G Speirs and James N. Speirs in regards to the lawsuit filed in Orange County Superior Court and subsequently appealed by the Company. Under the settlement agreement, James G Speirs and James N Speirs have returned the 5,740,741 shares to the Company and they have been subsequently retired to treasury. The request to dismiss the case has been sent by both parties to the Orange County Superior Court and is awaiting the formal dismissal.

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

Our initial planned bio-refineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi. The Company sees the project on hold until we receive the funding to construct the facility. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. Additionally, the engineering and design package allows for immediate construction, upon receipt of funding and the renewal of required permits. With no immediate funding sources in place, the Company sees this project on hold. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital use in the early years of the company. With no definitive agreements in place, the Company sees this Project on hold.

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, previously located in Southern California, and now located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. The Company has since abandoned pursuit of both loan guarantee opportunities but may reapply at a later date as funding opportunities arise.

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the Company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. The Company continues to have pertinent discussions with key parties with the Export Import Bank of China and it seems to be a viable option for debt but no definitive agreements have been signed. In 2013, the Company began developing a new integration concept in regards to the Fulton project whereby a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence have been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing. On December 23, 2013, the Company received notice from the Department of Energy (the “DOE”) indicating that the DOE would no longer provide funding under the Company’s DOE grant (the “DOE Grant”) for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. As of September 30, 2015 the Company has submitted all final invoices and final close-out documents to the Department of Energy. The Company considers the grant closed out and completed.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Anticipated 2016 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

●	The Company is evaluating a number of existing power generating or biomass handling facilities in the United States and Canada to integrate a cellulosic biofuel production plant in order to reduce capital cost and operating cost. To date no definitive agreements have been reached with interested parties.

BlueFire’s capital requirement strategies for its planned bio-refineries and general company operations are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place.

The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (2008 Farm Bill) including changes to Section 9003 Biorefinery Assistance Program of Title IX (9003 Biorefinery Assistance Program or the program) to expand the program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	The Company shall apply for public funding to leverage private capital raised by us, as applicable.

● ● ● ●

Sale of consulting services to project developers and technology companies.

The issuance of debt and/or equity to fund operations.

Leverage existing relationships with Chinese or South Korean strategic partners for investment.

The sale of Company assets or find suitors for acquisition of part or all of Company’s ongoing Projects.

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
* Electrical Equipment List
* Line List
* Instrument Index

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

Revenues for the three months ended March 31, 2016 and 2015 were approximately $0 and $38,000, respectively. Revenue in 2015 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to the company’s inability to access the Department of Energy grant which was closed out as of September 30, 2015.

Project Development

For the three months ended March 31, 2016, our project development costs were approximately $100,000, compared to project development costs of $211,000 for the same period during 2015. The decrease in project development costs was primarily due to reduced employee time for DOE grant related activities and a greater focus on business development.

General and Administrative Expenses

General and administrative expenses were approximately $298,000 for the three months ended March 31, 2016, compared to $211,000 for the same period in 2015. The increase in general and administrative costs is mainly due to increased insurance costs and employee hours focused away from DOE grant related activities versus the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, we have also received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of March 31, 2016, we had cash and cash equivalents of approximately $3,066. As of May 16, 2016, we had cash and cash equivalents of approximately $18,500.

Management has funded operations primarily through proceeds from loans received from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to September 30, 2015.

Changes in Cash Flows

During the three months ended March 31, 2016 and 2015, we used cash of approximately $48,000 and $155,000 in operating activities. During the 2016 period we had a net loss of approximately $310,000, which included add back non-cash net gains of approximately $111,000 and net cash provided by operating assets and liabilities of approximately $373,000. During the 2015 period, we had a net loss of approximately $418,000, which included add back non-cash charges of approximately $27,000 and net cash usage stemming from operating assets and liabilities of approximately $236,000. The decrease in cash usage was due to liquidity constraints and the Company accruing more liabilities to conserve cash.

During the three months ended March 31, 2016 and 2015, there were no funds used in investing activities.

During the three months ended March 31, 2016 and 2015, we had positive cash flow from financing activities of approximately $24,000 compared to approximately $147,000, respectively. We issued no convertible notes during the three months ended March 31, 2016 or 2015. During the three months ended March 31, 2016, the Company issued no shares of common stock, however, for the same period in 2015, the Company received proceeds of $147,000 for the issuance of shares under a registration statement (See note 9). The majority of these funds were used to pay for insurance and other liabilities of the Company.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Subsequent to March 31, 2016, this Court case was settled (See Note 10).

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as detailed below, there is no other information required to be disclosed under this item which was not previously disclosed.

As previously reported by the Company, on February 26, 2013, the Company received notice that the Orange County Superior Court (the “Court”) issued a Minute Order (the “Order”) in connection with certain shareholders (the “Plaintiffs”) claims of breach of contract and declaratory relief related to 5,740,741 warrants (the “Warrants”) issued by the Company.

Pursuant to the Order, the Court ruled in favor of the Plaintiffs on the two claims, finding that the Warrants contain certain anti-dilution protective provisions (“Anti-Dilution Provisions”) which provide for the re-adjustment of the exercise price of such Warrants upon certain events and that such exercise price per share of the Warrants must be decreased to $0.00.

On July 8, 2013, the Company appealed the Judgment in the Court of Appeal of the State of California, Fourth Appellate District, Division Three (the “Appellate Court”). On July 26, 2013, the Plaintiffs filed a cross-appeal challenging that portion of the Judgment which held their fiduciary duty claim was unmeritorious and they were not entitled to monetary damages.

On December 15, 2015, the Appellate Court issued an opinion (the “Opinion”) that (i) the breach of fiduciary duty cause of action was unmeritorious; (ii) agreed with the Court’s ruling that no contract damages should be awarded; and (iii) agreed with the Court’s interpretation of the Warrants that the Anti-Dilution Provisions applied and therefore the Company breached the Warrants by not notifying the Plaintiffs of a reduction in the exercise price. The Appellate Court reversed the Court’s ruling that the exercise price per share of the Warrants must be reduced to $0.00.

Accordingly, the Appellate Court reversed the Court’s Judgment and remanded for retrial (the “Retrial”) solely to determine the proper remedy for the Company’s breach of the Warrants. Pursuant to California Code of Civil Procedure Section 908 and pending retrial, the Appellate Court authorized the Court to return the parties so far as possible to the positions they occupied before the enforcement of or execution on the Judgment (i.e., so long as it is possible, by ordering the Plaintiffs to return the stock they received as a result of the enforcement of the Judgment). Section 908 provides for restitution on reasonable terms and conditions of all property and rights lost by an erroneous judgment, and also permits entry of a money judgment sufficient to compensate for property or rights not restored.

On May 6, 2016 (the “Settlement Date”), the Company entered into a Settlement and Release Agreement with the Plaintiffs to settle any and all claims remanded for Retrial between the Company and the Plaintiffs (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the Plaintiffs shall dismiss any and all claims against the Company with prejudice and return to the Company 5,740,741 shares of the Company’s common stock (the “Shares”), and the Company shall pay the Plaintiffs a one-time cash payment of $112,500 within fifteen (15) days of the Settlement Agreement.

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

BLUEFIRE RENEWABLES, INC.

Date: May 16, 2016	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

