Form 10-Q
period 2016-06-30
Bluefire Renewables, Inc.
filed 2016-08-10
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2016

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

As of August 8, 2016, there were 408,163,664 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,914	$26,922
Prepaid expenses	3,977	9,291
Total current assets	6,891	36,213

Property, plant and equipment, net of accumulated depreciation of $108,172 and $107,897, respectively	109,108	109,384
Total assets	$115,999	$145,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,006,465	$899,887
Accrued liabilities	1,185,763	730,759
Notes payable	420,000	420,000
Line of credit, related party	158,244	45,230
Note payable to a related party	200,000	200,000
Outstanding warrant liability - current	-	199
Total current liabilities	2,970,472	2,296,075

Convertible notes payable, net of discount of $0 and $32,886, respectively	-	20,084
Derivative liability	-	290,092
Total liabilities	2,970,472	2,606,251

Redeemable noncontrolling interest	863,068	865,614

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued outstanding, as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 408,163,664 and 308,163,005 shares issued; and 408,131,492 and 308,130,833 outstanding, as of June 30, 2016 and December 31, 2015, respectively	408,164	308,163
Additional paid-in capital	17,068,793	16,967,128
Treasury stock at cost, 32,172 shares at June 30, 2016 and December 31, 2015	(101,581)	(101,581)
Accumulated deficit	(21,092,917)	(20,499,978)
Total stockholders’ deficit	(3,717,541)	(3,326,268)

Total liabilities and stockholders’ deficit	$115,999	$145,597

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2016	For the Three Months ended June 30, 2015	For the Six Months ended June 30, 2016	For the Six Months ended June 30, 2015

Revenues:
Department of Energy grant revenue	$-	$62,000	$-	$100,125
Total revenues	-	62,000	-	100,125

Cost of revenue
Consulting revenue	-	-	-	-
Gross margin	-	62,000	-	100,125

Operating expenses:
Project development	70,130	204,752	170,427	415,596
General and administrative	211,065	304,389	508,626	515,430
Total operating expenses	281,195	509,141	679,053	931,026

Operating loss	(281,195)	(447,141)	(679,053)	(830,901)

Other income and (expense):
Amortization of debt discount	-	(36,227)	(32,866)	(76,343)
Interest expense	(11,437)	(7,848)	(40,740)	(13,966)
Related party interest expense	(3,343)	(1,372)	(4,783)	(2,729)
Gain on settlement of accounts payable and accrued liabilities	10,335	226,140	10,335	226,140
Loss on excess of derivative over face value of convertible note	-	(312,212)	-	(312,212)
Change in fair value of warrant liability	-	3,073	199	16,289
Change in fair value of derivative liability	-	235,102	151,576	235,102
Total other income and (expense)	(4,445)	106,656	83,721	72,281

Loss before income taxes	(285,640)	(340,485)	(595,332)	(758,620)
Provision for income taxes	-	-	153	-
Net loss	$(285,640)	$(340,485)	$(595,485)	$(758,620)

Loss attributable to non-controlling interest	(1,067)	(2,549)	(2,546)	(3,738)
Net loss attributable to controlling interest	$(284,573)	$(337,936)	$(592,939)	$(754,882)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	410,350,656	246,890,278	382,877,984	242,080,329

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(595,485)	$(758,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	(199)	(16,289)
Change in fair value of derivative liability	(151,576)	(235,102)
Gain on settlement of accounts payable and accrued liabilities	(10,335)	(226,140)
Loss on excess fair value of derivative liability	-	312,212
Amortization	32,866	76,343
Depreciation	276	511
Excess fair value of common stock issued for accrued interest	7,200	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,314	(58,725)
Accounts payable	106,580	245,777
Accrued liabilities	468,337	338,370
Net cash used in operating activities	(137,022)	(321,663)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	155,000
Proceeds from issuance of common stock	-	147,000
Proceeds from related party line of credit/notes payable	113,014	-
Net cash provided by financing activities	113,014	302,000

Net decrease in cash and cash equivalents	(24,008)	(19,663)

Cash and cash equivalents beginning of period	26,922	22,134

Cash and cash equivalents end of period	$2,914	$2,471

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$1,368
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$52,950	$-
Interest converted to common stock	$12,547	$1,300
Discount on fair value of warrants issued with note payable	$-	$42,323
Discount on convertible note from derivative liability	-	100,000
Derivative liability reclassed to additional paid-in capital	$-	$133,935

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

The Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, and have granted approval to management in order to sell the Lancaster property, if needed, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations.

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

As of June 30, 2016, the Company has negative working capital of approximately $2,964,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,450,000 excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of August 8, 2016, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. As mentioned above, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, and have granted approval to management in order to sell the Lancaster property, if needed, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s engineering and design package for its Lancaster plant allows for expedited construction, upon receipt of funding and the renewal of its permits, and only requires minimal capital to maintain until funding is obtained for its construction. With no immediate funding sources in place, the Company sees this project on hold. Further, management has received approval from the Board to sell the Lancaster property, if needed, however no formal plan is in place, and this asset is not considered an asset held for sale.

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

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project and approximately $100 million to $125 million for the Lancaster Biorefinery. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is currently in discussions with potential sources of financing for the Fulton Project but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project until total project financing for the construction of the Fulton plant is obtained.

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

The risks related to the Company’s plans to sell engineering services are that the Company currently has no sales and limited marketing capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our services. Developing a marketing and sales force is also time consuming and could delay launch of our future bio-ethanol plants. In addition, the Company will compete with other engineering companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

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

Management has received approval from the Board to sell the Lancaster property, if needed, however no formal plan is in place, and this asset is not considered an asset held for sale. If the Lancaster property is sold, it could further delay or deter further financing into the Company.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During three and six months ended June 30, 2016 and 2015, development costs included in Project Development were approximately $70,000, $205,000, $170,000, and $416,000, respectively.

Convertible Debt

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. ASC 470-20 governs the accounting guidance for debt and certain preferred stock with an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained below) does not apply. The amount of the value of warrants and beneficial conversion feature (“BCF”) may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or BCF are accreted over the term of the debt.

The Company calculates the fair value of warrants and embedded conversion features issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

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

The Company did not have any Level 1 financial instruments at June 30, 2016 or December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company’s warrant and derivative liability are considered Level 2 items (see Note 5).

As of June 30, 2016 and December 31, 2015 the Company’s redeemable non-controlling interest is considered a Level 3 item and changed during the six months ended June 30, 2016 as follows.

Balance at December 31, 2015	$865,614
Net loss attributable to non-controlling interest	(2,546)
Balance at June 30, 2016	$863,068

Income (loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2016 and 2015, the Company had 0 and 23,528,571 warrants, respectively. Due to the net loss in the periods presented, the warrants’ effects are antidilutive and therefore, excluded from diluted EPS calculations.

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

JMJ Convertible Note

On April 2, 2015, the Company issued a convertible note in favor of JMJ Financial in the principal amount of $100,000 out of a total of a possible $250,000, with a maturity date of April 1, 2017 (the “JMJ Note”). The JMJ Note was issued with a 10% original issue discount, and was convertible at any time. The $10,000 on-issuance discount will be amortized over the life of the note. The Company was to repay any principal balance due under the note including a one-time charge of 12% interest on the principal balance outstanding if not repaid within 90 days. The Company had the option to prepay the JMJ Note prior to maturity. The JMJ Note was convertible into shares of the Company’s common stock as calculated by multiplying 60% of the lowest trade price in the 25 trading days prior to the conversion date.

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance and at each conversion, and reporting date. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note is being amortized over the life of the note. During the six months ended June 30, 2016, amortization of the discount was $32,866 with $0 remaining.

	June 30, 2016	April 2, 2015
Annual dividend yield	-	-
Expected life (years)	0	2.00
Risk-free interest rate	0%	0.55%
Expected volatility	0%	301.07%

During the six months ended June 30, 2016, the Company issued 105,741,400 shares of common stock for the conversion of approximately $65,500, including approximately $52,950 of principal and $12,550 of accrued interest. As of June 30, 2016, the JMJ Note was fully converted into shares of Company stock and as such repaid in full.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015, but was subsequently extended to December 31, 2016, and requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). All AKR Warrants were expired as of June 30, 2016. The Company had the ability to prepay the debt, prior to maturity, as extended, with no prepayment penalty.

On April 24, 2014, the Company issued an additional promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, but was subsequently extended to June 30, 2016, and recently extended again to December 31, 2016. Pursuant to the terms of the 2ndAKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. The Company may prepay the debt prior to maturity with no prepayment penalty.

Kodiak Promissory Note

On December 17, 2014, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Kodiak Capital Group, LLC (“Kodiak”). Pursuant to the terms of the Purchase Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the registration statement, Kodiak shall commit to purchase up to $1,500,000 of Put Shares, pursuant to Puts (as defined in the Purchase Agreement), covering the Registered Securities (as defined in the Purchase Agreement, and below). See Note 9 for more information.

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. No funds were received for this note. As of June 30, 2016, the balance outstanding on the Kodiak Note was $40,000. Because the note was issued for no cash consideration, there was a full on-issuance discount, of which $60,000 was amortized as of June 30, 2016, and $0 remains to be amortized. The Company is working with Kodiak in order to pay down this note.

NOTE 5 – OUTSTANDING WARRANT LIABILITY

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

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of approximately $0, $3,100, $200 and $16,300 during the three and six months ended June 30, 2016 and 2015, respectively.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Board of Director Arrangements

On November 12, 2015, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. As of August 10, 2016, the Company had not yet issued the 6,000 shares issuable for compensation in 2013, 2014 or 2015 to each of its Board Members.

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

Rent expense under non-cancellable leases was approximately $30,876, $61,752, $30,876 and $61,752 during the three and six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015, $236,716 and $113,212, respectively, of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively. In 2014, the County of Itawamba forgave approximately $96,000 in lease payments.

The Company is currently in default of the lease due to non payment and could be subject to lease cancellation if it cannot make payments or other arrangements with the County of Itawamba. As of June 30, 2016, the Company has accrued $21,670 of default interest due to the nonpayment of the lease. As of the date of this filing there have been no formal letters of default or demands from the County of Itawamba.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the SEC, as further described elsewhere in this quarterly report. While no proceedings have commenced against the Company we have submitted a response to the SEC and through such correspondence the Company believes that a monetary settlement in the amount of approximately $25,000 will be reached in the near future. There has been no accrual on the accompanying financial statements for such a settlement.

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

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014 the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then increased to $200,000 again on April 30, 2016. As of June 30, 2016 and December 31, 2015, the outstanding balance on the line of credit was approximately $158,240 and $45,230, respectively. On June 30, 2016, there was approximately $41,760 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default at this time.

As of June 30, 2016, $20,051 in accrued interest is owed under this line of credit and included with accrued liabilities.

Accrued Salaries

As of June 30, 2016 and December 31, 2015, accrued salary due to the Chief Executive Officer included within accrued liabilities was $248,383 and $133,745, respectively.

Total accrued and unpaid salary of all employees is $992,606 and $576,224 as of June 30, 2016, and December 31, 2015, respectively, representing 13 months of accrual at June 30, 2016.

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

Net loss attributable to the redeemable non-controlling interest during for the three and six months ended June 30, 2016 and 2015 was $1,067, $2,549, $2,546 and $3,738, respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of loss was presented on the statement of operations.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued to Kodiak the Kodiak Note for no consideration, in the principal aggregate amount of $60,000 that bears no interest and has maturity date of July 17, 2015. See Note 4 for additional information.

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

On February 12, 2015, the Company issued a Put for 20,000,000 put shares. The lowest closing bid price during the valuation period was $0.0098. For the six months ended June 30, 2016 and 2015, the Company received total funds, net of Kodiak’s 25% discount, of $0 and $147,000, respectively.

The Purchase Agreement will terminate on the earlier of (i) on the date on which Kodiak shall have purchased Put Shares pursuant to this Agreement for an aggregate Purchase Price of the Maximum Commitment Amount or (ii) December 31, 2016.

Return of Shares and Settlement

On May 6, 2016, the Company reached a settlement with James G. Speirs and James N. Speirs in regards to the lawsuit filed in Orange County Superior Court and subsequently appealed by the Company. Under the settlement agreement, James G. Speirs and James N. Speirs have returned the 5,740,741 shares to the Company and they have been subsequently retired to treasury. The case was dismissed with prejudice on May 12, 2016 and the matter closed.

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

Our initial planned bio-refineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. In 2009 the Company submitted an application for a $58 million dollar loan guarantee for the Lancaster Bio-refinery with the DOE Program DE-FOA-0000140 (“DOE LGPO”), which provided federal loan guarantees for projects that employed innovative energy efficiency, renewable energy, and advanced transmission and distribution technologies. In 2010, the Company was informed that the loan guarantee for the planned bio-refinery in Lancaster, California, was rejected by the DOE due to a lack of definitive contracts for feedstock and off-take at the time of submittal of the loan guarantee for the Lancaster Bio-refinery, as well as the fact that the Company was also pursuing a much larger project in Fulton, Mississippi We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. Although the Company originally intended to use this proposed facility for their first cellulosic ethanol refinery plant, the Company is now considering using it as a bio-refinery to produce products other than cellulosic ethanol, such as higher value chemicals that would yield fuel additives that that could improve the project economics for a smaller facility. The preparation for the construction of this plant was the primary capital use in the early years of the Company. The Company is not actively seeking financing for this project and sees the Lancaster Bio-refinery project on hold unless financing sufficient to fully finance the project is obtained. As a part of the Board’s strategic evaluation of the current resources of the Company they have granted approval to management in order to sell the Lancaster property, if needed, however no formal plan is in place.

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award was a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the USDA, which would represent substantially all of the funding shortfall on the project. No monies were raised and no approvals were granted with respect to these applications and the Company has since abandoned pursuit of both loan guarantee opportunities. The Company may reapply at a later date if the opportunity for such funding becomes available.

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the Company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. No definitive agreements have been executed. In 2013, the Company began developing a new integration concept in regards to the Fulton project whereby a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence have been completed. The Company may continue to explore this option and will utilize whichever plant design is the most beneficial for financing.

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

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Any anticipated 2016 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries and general company operations are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place and no assurances can be made that the Company will be able to procure financing on terms acceptable to the Company or at all.

●	The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (2008 Farm Bill) including changes to Section 9003 Biorefinery Assistance Program of Title IX (9003 Biorefinery Assistance Program or the program) to expand the program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	Apply for public funding to leverage private capital raised by us, as applicable.

●	Sale of consulting services to project developers and technology companies

●	The issuance of debt and/or equity to fund operations.

●	Leverage existing relationships with Chinese or South Korean strategic partners for investment.

●	The sale of Company assets or entertaining suitors for acquisition of part or all of Company’s ongoing projects.

Due to the Company’s struggles in securing sufficient financing necessary to enact its business plan, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, and selling the Lancaster property, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still under way, there is no formal plan is in place, and there can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months.

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
* Electrical Equipment List
* Line List
* Instrument Index

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

Revenues for the three months ended June 30, 2016 and 2015 were approximately $0 and $62,000, respectively. Revenue in 2015 was entirely related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to the company’s inability to access the Department of Energy grant which was closed out as of September 30, 2015.

Project Development

For the three months ended June 30, 2016, our project development costs were approximately $70,130, compared to project development costs of $204,752 for the same period during 2015. The decrease in project development costs was primarily due to reduced employee time for DOE grant related activities, reduction in number of employees, and a greater focus on business development.

General and Administrative Expenses

General and administrative expenses were approximately $211,065 for the three months ended June 30, 2016, compared to $304,389 for the same period in 2015. The decrease in general and administrative costs is mainly due to a reduction in the number of employees versus the same period in 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

Revenues for the six months ended June 30, 2016 and 2015 were $0 and approximately $100,000, respectively. Revenue in 2015 was entirely related to federal grant revenue from the DOE. The decrease in revenue was due to the company’s inability to access the Department of Energy grant which was closed out as of September 30, 2015.

Project Development

For the six months ended June 30, 2016, our project development costs were approximately $170,000 compared to project development costs of $416,000 for the same period during 2015. The decrease in project development costs was primarily due to reduced employee time for DOE grant related activities, reduction in number of employees, and a greater focus on business development.

General and Administrative Expenses

General and administrative expenses were approximately $509,000 for the six months ended June 30, 2016, compared to $515,000 for the same period in 2015. The decrease in general and administrative costs is mainly due to a reduction in the number of employees, offset by increases in the accounting of the percentage of general and administrative costs as opposed to project development costs, versus the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of June 30, 2016, we had cash and cash equivalents of approximately $2,914. As of August 8, 2016, we had cash and cash equivalents of approximately $3,125.

Management has funded operations primarily through proceeds received in connection with the reverse merger, loans from its majority shareholder, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and in August 2007, various convertible notes, and Department of Energy reimbursements throughout 2009 to 2014. Management has received approval from the Board to sell the Lancaster property, if needed, and management is investigating the impact of such a sale, however no formal plan is in place, and this asset is not considered an asset held for sale.

Changes in Cash Flows

During the six months ended June 30, 2016 and 2015, we used cash of approximately $137,000 and $322,000 in operating activities. During the 2016 period we had a net loss of approximately $595,000, which included add back non-cash charges of approximately $129,000 and net cash usage stemming from operating assets and liabilities of approximately $137,000. During the 2015 period, we had a net loss of approximately $759,000, which included add back non-cash charges of approximately $88,000 and net cash usage stemming from operating assets and liabilities of approximately $525,000. The decrease in cash used was due to the Company accruing more payables than in the previous period.

During the six months ended June 30, 2016 and 2015, we received no cash from DOE reimbursements in construction activities at our Fulton Project.

During the six months ended June 30, 2016, we had positive cash flow from financing activities of approximately $113,000 compared to approximately $302,000 for the same period in 2015. We issued no convertible notes during the six months ended June 30, 2016, as compared to $159,000 in convertible notes and $155,000 in net proceeds for the same period in 2015. During the six months ended June 30, 2016, the Company issued no shares of common stock for cash, however, for the same period in 2015, the Company received proceeds of $147,000 for the issuance of shares under a registration statement (See Note 9). The majority of these funds were used to pay for insurance and other liabilities of the Company. In addition, for the six months ended June 30, 2016, the Company’s CEO advanced an additional $113,000 to the Company under his line of credit (See Note 7).

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2016, the Company received a written “Wells Notice” from the staff of the SEC indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company. The Wells Notice relates to allegations that the Company entered in an unregistered financing transaction by entering into a financing agreement which provided for material obligation enforceable against the Company and the Company failed to file a Form 8-K with the SEC within four business days of the financing agreement becoming enforceable against the Company. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. While no proceedings have been commenced against the Company we have submitted a response to the SEC and through such correspondence the Company has a good faith basis to believe that a monetary settlement in the amount of approximately $25,000 will be reached in the near future.

Other than the aforementioned, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016.

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

BLUEFIRE RENEWABLES, INC.

Date: August 10, 2016	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

