Form 10-Q
period 2016-09-30
Bluefire Renewables, Inc.
filed 2016-11-15
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52361

BLUEFIRE RENEWABLES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4590982
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

25108 Marguerite Parkway A-321

Mission Viejo, CA 92692

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

As of November 14, 2016, there were 408,235,664 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash and cash equivalents	$1,338	$26,922
Prepaid expenses	977	9,291
Total current assets	2,315	36,213

Property, plant and equipment, net of accumulated depreciation of $92,328 and $107,897, respectively	109,108	109,384
Total assets	$111,423	$145,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,050,219	$899,887
Accrued liabilities	1,391,455	730,759
Notes payable	420,000	420,000
Line of credit, related party	213,786	45,230
Note payable to a related party	200,000	200,000
Outstanding warrant liability - current	-	199
Convertible notes payable, net of discount of $20,833 and $0, respectively	4,167	-
Derivative liability - current	113,959	-
Total current liabilities	3,393,586	2,296,075

Convertible notes payable, net of discount of $0 and $32,886, respectively - non current	-	20,084
Derivative liability - non current	-	290,092
Total liabilities	3,393,586	2,606,251

Redeemable noncontrolling interest	862,023	865,614

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 408,235,664 and 308,163,005 shares issued; and 408,203,492 and 308,130,833 outstanding, as of September 30, 2016 and December 31, 2015, respectively	408,236	308,163
Additional paid-in capital	17,068,865	16,967,128
Treasury stock at cost, 32,172 shares at September 30, 2016 and December 31, 2015	(101,581)	(101,581)
Accumulated deficit	(21,519,706)	(20,499,978)
Total stockholders’ deficit	(4,144,186)	(3,326,268)

Total liabilities and stockholders’ deficit	$111,423	$145,597

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2016	For the Three Months ended September 30, 2015	For the Nine Months ended September 30, 2016	For the Nine Months ended September 30, 2015

Revenues:
Department of energy grant revenues	$-	$811,333	$-	$911,458
Total revenues	-	811,333	-	911,458

Cost of revenue:
Consulting revenue	-	-	-	-
Gross margin	-	811,333	-	911,458

Operating expenses:
Project development	67,622	212,768	238,049	628,364
General and administrative	206,627	302,871	715,253	818,301
Total operating expenses	274,249	515,639	953,302	1,446,665

Operating income (loss)	(274,249)	295,694	(953,302)	(535,207)

Other income and (expense):
Amortization of debt discount	(4,167)	(20,250)	(37,033)	(96,593)
Interest expense	(11,574)	(21,044)	(52,314)	(35,010)
Related party interest expense	(5,334)	(1,387)	(10,117)	(4,116)
Gain on settlement of accounts payable and accrued liabilities	6,450	-	16,785	226,140
Gain from change in fair value of warrant liability	-	34	199	16,323
Gain / (loss) from change in fair value of derivative liability	(77,642)	(137,438)	73,933	97,664
Settlement expense	(25,000)	-	(25,000)	-
Loss on excess of derivative over face value	(36,317)	-	(36,317)	(312,212)
Total other income or (expense)	(153,584)	(180,085)	(69,864)	(107,804)

Income (loss) before income taxes	(427,833)	115,609	(1,023,166)	(643,011)
Provision for income taxes	-	2,400	153	2,400
Net income (loss)	$(427,833)	$113,209	$(1,023,319)	$(645,411)

Net income (loss) attributable to non-controlling interest	(1,044)	6,315	(3,591)	2,577
Net income (loss) attributable to controlling interest	$(426,789)	$106,894	$(1,019,728)	$(647,988)
Basic net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic	408,139,405	246,858,107	391,390,961	242,080,329
Weighted average common shares outstanding, diluted	408,139,405	292,691,440	391,390,961	242,080,329

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Cash flows from operating activities:
Net loss	$(1,023,319)	$(645,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	(199)	(16,323)
Change in fair value of derivative liability	(73,933)	(97,664)
Loss on excess fair value of derivative liability	36,317	312,212
Gain on settlement of accounts payable and accrued liabilities	(16,785)	(226,140)
Share-based compensation	144	-
Amortization	37,033	96,593
Depreciation	276	766
Excess fair value of common stock issued for accrued interest	7,200	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,314	(26,307)
Accounts payable	156,783	108,911
Accrued liabilities	674,029	276,832
Net cash used in operating activities	(194,140)	(216,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	147,000
Proceeds from convertible notes payable	-	155,000
Net proceeds from related party line of credit/notes payable	168,556	-
Net cash provided by financing activities	168,556	302,000

Net increase (decrease) in cash and cash equivalents	(25,584)	85,469

Cash and cash equivalents beginning of period	26,922	22,134

Cash and cash equivalents end of period	$1,338	$107,603

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$1,368
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Discount on convertible note from derivative liability	$-	$100,000
Conversion of convertible notes payable into common stock	$52,950	$-
Interest converted to common stock	$12,547	$-
Derivative liability reclassed to additional paid-in capital	$139,303	$-
Gain on settlement of shares	$10,335	$-

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

BlueFire Ethanol, Inc. (“BlueFire”) a wholly owned subsidiary of BlueFire Renewables, Inc. (the “Company”) was incorporated in the state of Nevada on March 28, 2006. On June 27, 2006, the Company completed a reverse merger with BlueFire. BlueFire was established to deploy the commercially ready and patented process for the conversion of cellulosic waste materials to ethanol (“Arkenol Technology”) under a technology license agreement with Arkenol, Inc. (“Arkenol”). BlueFire’s use of the Arkenol Technology positions it as a cellulose-to-ethanol company with demonstrated production of ethanol from urban trash (post-sorted “MSW”), rice and wheat straws, wood waste and other agricultural residues. The Company’s goal is to develop and operate high-value carbohydrate-based transportation fuel production facilities in North America, and to provide professional services to such facilities worldwide. These “biorefineries” will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues, and cellulose from MSW into ethanol.

On September 30, 2015, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, no par value per share (the “Series A Preferred Stock”). Among other things, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 ((0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036.

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

As of September 30, 2016, the Company has negative working capital of approximately $3,391,000. Management has estimated that operating expenses for the next 12 months will be approximately $1,250,000 excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of November 14, 2016, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. As mentioned above, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, and have granted approval to management in order to sell the Lancaster property, if needed, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. The financial statements do not include any adjustments that might result from these uncertainties.

Additionally, the Company’s engineering and design package for its Lancaster plant allows for expedited construction, upon receipt of funding and the renewal of its permits, and only requires minimal capital to maintain until funding is obtained for its construction. With no immediate funding sources in place, the Company sees this project on hold. Further, management has received approval from the Board to sell the Lancaster property, if needed. However, as of September 30, 2016, the property is not listed for sale and this asset is not considered an asset held for sale.

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

Due to the continuing capital constraints at the Company, John Cuzens, our Chief Technology Officer and Senior VP, has begun employment as an engineer in an industry that we feel does not compete with the Company. Mr Cuzens remains the Chief Technology Officer of the Company, however, his time spent working on BlueFire projects is severely limited and is on a consulting basis. His technical and engineering expertise, including his familiarity with the Arkenol Technology, is important to BlueFire and our failure to retain Mr. Cuzens on a full-time basis, or to attract and retain additional qualified personnel, could adversely affect our planned operations. We do not currently carry key-man life insurance on any of our officers.

The long time horizon of project development and financing for the Company's intended biorefinery projects may make it difficult to keep key project contracts active and in force with the Company's limited resources. There is no guarantee the Company can keep them active or find suitable replacements if they do expire or are canceled.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three and nine-months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three and nine months ended September 30, 2016 and 2015, research and development costs, net of stock-based compensation, included in Project Development expense were approximately $68,000, $213,000, $238,000, and $628,000, respectively.

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

The Company did not have any Level 1 financial instruments at September 30, 2016 or December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company’s warrant and derivative liabilities are considered Level 2 items (see Note 4 and 5).

As of September 30, 2016 and December 31, 2015, the Company’s redeemable non-controlling interest is considered a Level 3 item and changed during nine months ended September 30, 2016 as follows:

Balance at December 31, 2015	$865,614
Net loss attributable to non-controlling interest	(3,591)
Balance at September 30, 2016	$862,023

Income (Loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2016 and 2015, the Company had 0 and 23,528,571 warrants, respectively, for which all of the exercise prices were in excess of the average closing price of the Company’s common stock during the corresponding period and thus no shares are considered dilutive under the treasury stock method of accounting and their effects would have been antidilutive due to the loss in the periods presented. During the three months ended September 30, 2015, 45,833,333 shares were included in the diluted weighted average common shares outstanding, related to convertible debt on an if-converted basis.

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

Vis Vires Group, Inc. Convertible Note

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

On May 12, 2015, the Company issued a convertible note in favor of Vis Vires Group, Inc. in the principal amount of $59,000 with a $4,000 on-issuance discount pursuant to the terms identified above, with a maturity date of February 14, 2016. In accordance with the terms of the note, the note became convertible on November 8, 2015. As of December 31, 2015, the entire discount, including the on-issuance discount, was amortized to interest expense, with no remaining unamortized discount and the note was fully converted into 26,072,727 shares of common stock.

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

Due to the variable conversion feature of the note, derivative accounting was required. The Company valued the derivative upon issuance, at each conversion and reporting date. The revaluation during the nine month ended September 30, 2016 and 2015 resulted in a gain of $151,576 and $97,664, respectively. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note was being amortized over the life of the note. During the nine months ended September 30, 2016 and 2015, amortization of the discount was $32,866 and $24,975, respectively, with $0 remaining at September 30, 2016. See below for variables used in the Black-Scholes pricing model in assessing the fair value.

	April 5, 2016	December 31, 2015
Annual dividend yield	-	-
Expected life (years)	0.99	1.25
Risk-free interest rate	0.56%	1.06%
Expected volatility	188%	282%

During the nine months ended September 30, 2016, the Company issued 105,741,400 shares of common stock for the conversion of approximately $65,500, including approximately $52,950 of principal and $12,550 of accrued interest. As of September 30, 2016, the JMJ Note was fully converted into shares of Company stock and as such repaid in full.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015, and requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). All AKR Warrants were expired as of September 30, 2016. The Company had the ability to prepay the debt, prior to maturity, as extended, with no prepayment penalty.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. As of September 30, 2016, the balance outstanding on the Kodiak Note was $40,000. No funds were received from the Kodiak Note. Because the Kodiak Note was issued for no cash consideration, there was a full on-issuance discount, of which $60,000 was amortized as of September 30, 2016, and $0 remains to be amortized. The Company is working with Kodiak in order to pay down this note.

Tarpon Bay Convertible Note

Pursuant to a contemplated 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on August 31, 2016, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which is February 28, 2017. This note is convertible by Tarpon into the Company’s Common Shares at a 50% discount to the lowest closing bid price for the Common Stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

The Tarpon Initial Note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that will be amortized over the term of the note. During the three months ended September 30, 2016, amortization of approximately $4,200 was recognized to interest expense related to the discount on the note.

Because the conversion price is variable and does not contain a floor, the conversion feature represents a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing mode for the note upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market as of September 30, 2016 which resulted in a loss of approximately $78,000. The Company used the following assumptions as of September 30, 2016 and the Tarpon Initial Note’s inception:

	September 30, 2016	August 31, 2016
Annual dividend yield	0%	0%
Expected life (years)	0.41	0.5
Risk-free interest rate	0.45%	0.47%
Expected volatility	194%	196%

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

	January 19, 2016	December 31, 2015
Annual dividend yield	-	-
Expected life (years)	0	0.05
Risk-free interest rate	0.21%	0.14%
Expected volatility	179%	216%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of approximately $0, $30, $200 and $16,320 during the three and nine-months ended September 30, 2016 and 2015, respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Board of Director Arrangements

On November 12, 2015, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. During the quarter ended September 30, 2016, the Company issued a total of 18,000 shares (6,000 shares issuable for compensation for 2013, 2014 and 2015) to each of its Board Members.

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

Rent expense under non-cancellable leases was approximately $30,900, $30,900, $92,600 and $92,600 during the three and nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, $267,592 and $174,964, respectively, of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively. In 2014, the County of Itawamba forgave approximately $96,000 in lease payments.

The Company has received notice from the County of Itawamba that it is currently in default of the lease due to non payment and could be subject to lease cancellation if it cannot make payments or other arrangements. As of September 30, 2016, the Company has accrued $27,636 of default interest due to the nonpayment of the lease. The Company is working with the County of Itawamaba to resolve this issue and hopefully ensure access to the site.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the SEC, as further described elsewhere in this quarterly report. In connection with such notice, on August 1, 2016, the Company entered into a settlement with the SEC. Pursuant to the settlement, the Company agreed to pay a civil penalty of $25,000 to the SEC. On July 29, 2016, the Company made an initial payment of $5,000 to the SEC. The remaining $20,000 balance will be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has accrued the balance on the accompanying financial statements for such a settlement.

Delinquent Tax Filings

The Company has yet to file its federal and state tax returns for the year ended December 31, 2015. The Company owes the minimum $2,400 franchise tax to the State of California which has been accrued in accounts payable.

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

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then increased to $225,000 on August 30, 2016. As of September 30, 2016 and December 31, 2015, the outstanding balance on the line of credit was approximately $213,800 and $45,200, respectively. On September 30, 2016, there was approximately $11,200 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default at this time.

As of September 30, 2016, $25,385 in accrued interest is owed under this line of credit and included with accrued liabilities.

Accrued Salaries

As of September 30, 2016 and December 31, 2015, accrued salary due to the Chief Executive Officer included within accrued liabilities was $305,703 and $133,745, respectively.

Total accrued and unpaid salary of all employees is $1,161,142 and $576,224 as of September 30, 2016, and December 31, 2015, respectively, representing 16 months of accrual at September 30, 2016.

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

Net income (loss) attributable to the redeemable non-controlling interest for the three and nine-months ended September 30, 2016 and 2015 was $(1,044), $6,315, $(3,591) and $2,577, respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of loss was presented on the statement of operations.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note for no consideration, in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had a maturity date of July 17, 2015. See Note 4 for additional information.

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

On February 12, 2015, the Company issued a Put for 20,000,000 put shares. The lowest closing bid price during the valuation period was $0.0098. For the nine months ended September 30, 2016 and 2015, the Company received total funds, net of Kodiak’s 25% discount, of $0 and $147,000, respectively.

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

Board of Directors Common Stock Issuance

The Company issued 18,000 shares of common stock to its Board Members, which the Company valued at $144. See Note 6 for additional information.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2016, and pursuant to a contemplated 3(a)10 transaction, the Company issued a convertible promissory note in the principal amount of $3,750 to a Corinthian Partners LLC.

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

Our initial planned bio-refineries in North America are projected as follows:

●	A bio-refinery, costing approximately $100 million to $125 million, that will process approximately 190 tons of green waste material annually to produce roughly 3.9 million gallons of ethanol annually. On November 9, 2007, we purchased the facility site which is located in Lancaster, California for the BlueFire Ethanol Lancaster project (“Lancaster Bio-refinery”). Permit applications were filed on June 24, 2007, to allow for construction of the Lancaster Bio-refinery. On or around July 23, 2008, the Los Angeles Planning Commission approved the use permit for construction of the plant. However, a subsequent appeal of the county decision, which BlueFire overcame, combined with the waiting period under the California Environmental Quality Act, pushed the effective date of the permit approval to December 12, 2008. On February 12, 2009, we were issued our “Authority to Construct” permit by the Antelope Valley Air Quality Management District. We have completed the detailed engineering and design on the project and are seeking funding in order to build the facility. Additionally, the Company’s Lancaster plant is currently shovel ready, except for the air permit which the Company will need to renew as stated above, and only requires minimal capital to maintain until funding is obtained for the construction. The preparation for the construction of this plant was the primary capital use in the early years of the company. The Company has decided to abandon the site in Lancaster, CA as there has been no interest in financing the Lancaster Bio-refinery. As of September 30, 2016, the Company is looking to sell the land but has not actively marketed the property. The engineering design package for this project can be used on other sites or sold to interested parties.

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (“Fulton Project”). We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company was able to begin drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. As of September 12, 2012 Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project has all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. The Company has received notice from Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, that due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016 that Tenaska Commodities, LLC will terminate the market price contract at the end of 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the Company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. The letter of intent has since expired and BlueFire is actively seeking the remaining equity in order to reestablish the letter of intent or to find other banking entities capable of financing the Fulton Project. A commitment for the equity portion of the financing has been the major delay in the financing and the Company is focusing most of its efforts on finding suitable partners. No definitive agreements have been executed in regards to the Letter of Intent for financing. In 2013, the Company began developing a new integration concept in regards to the Fulton project whereby a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence have been completed. The Company continues to explore this option and will utilize whichever plant design is the most beneficial for financing.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Any 2016 work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries and general company operations are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place and no assurances can be made that the Company will be able to procure financing on terms acceptable to the Company or at all.

●	The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (2008 Farm Bill) including changes to Section 9003 Biorefinery Assistance Program of Title IX (9003 Biorefinery Assistance Program or the program) to expand the program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	Apply for public funding to leverage private capital raised by us, as applicable.

●	Sale of consulting services to project developers and technology companies

●	The issuance of debt and/or equity to fund operations.

●	Leverage existing relationships with Chinese or South Korean strategic partners for investment.

●	The sale of Company assets or entertaining suitors for acquisition of part or all of Company’s ongoing projects.

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
* Electrical Equipment List
* Line List
* Instrument Index

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

Revenues for the three months ended September 30, 2016 and 2015 were approximately $0 and $811,000, respectively. Revenue in 2015 was primarily related to federal grant revenue from the DOE. The federal grant generally provides for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to the company’s inability to access the Department of Energy grant which was closed out as of September 30, 2015.

Project Development

For the three months ended September 30, 2016, our project development costs were approximately $68,000, compared to project development costs of $213,000 for the same period during 2015. The decrease in project development costs was primarily due to reduced employee time for DOE grant related activities, reduction in total employees and respective accrual of salary, and a greater focus on business development.

General and Administrative Expenses

General and administrative expenses were approximately $207,000 for the three months ended September 30, 2016, compared to $303,000 for the same period in 2015. The decrease in general and administrative costs is mainly due to decreased salary and overhead costs due to reduced number of employees and cost cutting measures implemented by the Company.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

Revenues for the nine months ended September 30, 2016 and 2015 were approximately $0 and $911,000, respectively. Revenue in 2015 was primarily related to federal grant revenue from the DOE. The decrease in revenue was due to the close-out of the DOE award in September 2015.

Project Development

For the nine months ended September 30, 2016, our project development costs were approximately $238,000 compared to project development costs of $628,000 for the same period during 2015. The decrease in project development costs is mainly due the close out of the DOE award, reduced employee time for DOE grant related activities, reduction in total employees and respective accrual of salary, and a greater focus on business development.

General and Administrative Expenses

General and administrative expenses were approximately $715,000 for the nine months ended September 30, 2016, compared to $818,000 for the same period in 2015. The decrease in general and administrative costs is mainly due to decreased salary and overhead costs due to reduced number of employees and cost cutting measures implemented by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of September 30, 2016, we had cash and cash equivalents of approximately $1,300. As of November 10, 2016, we had cash and cash equivalents of approximately $500.

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

Changes in Cash Flows

During the nine months ended September 30, 2016 and 2015, we used cash of approximately $194,000 and $217,000 in operating activities. During the 2016 period we had a net loss of approximately $1,023,000, which included net non-cash charges of approximately $(9,947) and net cash provided from operating assets and liabilities of approximately $839,000. During the 2015 period, we had a net loss of approximately $645,000, which included add back non-cash charges of approximately $69,000 and net cash usage stemming from operating assets and liabilities of approximately $359,000. The decrease in cash usage was due to the lack of capital available to the Company in 2016.

During the nine months ended September 30, 2016, we received $0 from DOE reimbursements, compared with $911,000 for the same period in 2015.

During the nine months ended September 30, 2016 and 2015, there was no funds used in investing activities.

During the nine months ended September 30, 2016, we had positive cash flow from financing activities of approximately $169,000 compared to approximately $302,000 for the same period in 2015. We issued no convertible notes for cash during the nine months ended September 30, 2016, as compared to $159,000 in convertible notes and $155,000 in net proceeds for the same period in 2015. During the nine months ended September 30, 2016, the Company received $169,000 in proceeds from the related party line of credit from the Company’s CEO. The majority of these funds was used to pay general and administrative operating costs of the Company.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4, or those previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016.

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

BLUEFIRE RENEWABLES, INC.

Date: November 14, 2016	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

