Form 10-K
period 2016-12-31
Bluefire Renewables, Inc.
filed 2017-04-05
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52361

BLUEFIRE RENEWABLES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4590982
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25108 Marguerite Parkway Suite A-321

Mission Viejo, CA 92692

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2016, was $515,271. As of April 5, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 408,235,664 and 408,203,492, respectively.

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

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “BlueFire”, “Company” or “our company” refers to BlueFire Renewables, Inc.

COMPANY HISTORY

Our Company

We are BlueFire Renewables, Inc., a Nevada corporation (the “Company”). Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or bio-refineries, to produce ethanol, a viable alternative to fossil fuels, and to provide professional services to bio-refineries worldwide. Our bio-refineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low-cost producer of ethanol. We have licensed for use a patented process from Arkenol, Inc., a Nevada corporation (“Arkenol”), to produce ethanol from cellulose (the “Arkenol Technology”). We are the exclusive North America licensee of the Arkenol Technology to produce ethanol and will evaluate purchasing a broader license for other products as opportunities arise. We may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to 19 ethanol project opportunities originally developed by ARK Energy, Inc., a Nevada corporation (“Ark Energy”), to accelerate our deployment of the Arkenol Technology.

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

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. Our shares of common stock are currently quoted on the OTCBB and the OTC Markets under the symbol “BFRE”. On April 3, 2017, the closing price of our Common Stock was $0.0016 per share.

Our executive offices are located at 25108 Marguerite Parkway Suite A-321, Mission Viejo, CA 92692 and our telephone number at such office is (949) 588-3767.

Principal Products or Services and Their Markets

Our goal is to develop, own and operate high-value carbohydrate-based transportation fuel plants, or bio-refineries, to produce ethanol and other biofuels that are viable alternatives to fossil fuels, and to provide professional services to bio-refineries worldwide. Our bio-refineries will convert widely available, inexpensive, organic materials such as agricultural residues, high-content biomass crops, wood residues and cellulose from municipal solid wastes into ethanol. This versatility enables us to consider a wide variety of feedstocks and locations in which to develop facilities to become a low-cost producer of ethanol.

We have licensed for use Arkenol Technology, a patented process from Arkenol to produce ethanol from cellulose for sale into the transportation fuel market. We are the exclusive North America licensee of Arkenol Technology.

Arkenol Technology

The production of chemicals by fermenting various sugars is a well-accepted science. Its use ranges from producing beverage alcohol and fuel-ethanol to making citric acid and xantham gum for food uses. However, the high price of sugar and the relatively low cost of competing petroleum based fuel has kept the production of chemicals mainly limited to producing ethanol from corn sugar.

In the Arkenol Technology process, incoming biomass feedstocks are cleaned and ground to reduce the particle size for the process equipment. The pretreated material is then dried to a moisture content consistent with the acid concentration requirements for breaking down the biomass, then hydrolyzed (degrading the chemical bonds of the cellulose) to produce hexose and pentose (C5 and C6) sugars at the high concentrations necessary for commercial fermentation. The insoluble materials are separated by filtering and pressing into a cake and further processed into fuel for other beneficial uses. The remaining acid-sugar solution is separated into its acid and sugar components. The separated sulfuric acid is recirculated and reconcentrated to the level required to break down the incoming biomass. The small quantity of acid left in the sugar solution is neutralized with lime to make hydrated gypsum which can be used as an agricultural soil conditioner. At this point the process has produced a clean stream of mixed sugars (both C6 and C5) for fermentation. In an ethanol production plant, naturally-occurring yeast, which Arkenol has specifically cultured by a proprietary method to ferment the mixed sugar stream, is mixed with nutrients and added to the sugar solution where it efficiently converts both the C6 and C5 sugars to fermentation beer (an ethanol, yeast and water mixture) and carbon dioxide. The yeast culture is separated from the fermentation beer by a centrifuge and returned to the fermentation tanks to be reused. Ethanol is separated from the now clear fermentation beer by conventional distillation technology, dehydrated to 200 proof and denatured with unleaded gasoline to produce the final fuel-grade ethanol product. The still bottoms, containing principally water and unfermented sugar, are returned to the process for economic water use and for further conversion of the sugars.

Simply put, the process separates the biomass into two main constituents: cellulose and hemicellulose (the main building blocks of plant life) and lignin (the “glue” that holds the building blocks together), converts the cellulose and hemicellulose to sugars, ferments them and purifies the fermentation liquids into ethanol and other end-products.

ARK Energy

BlueFire may also utilize certain bio-refinery related rights, assets, work-product, intellectual property and other know-how related to nineteen (19) ethanol project opportunities originally developed by ARK Energy to accelerate BlueFire’s deployment of the Arkenol Technology. These opportunities consist of ARK Energy’s previous relationships, analysis, site development, permitting experience and market research on various potential project locations within North America. ARK Energy has transferred these assets to us and we valued these business assets based on management’s best estimates as to their actual costs of development. In the event that we successfully finance the construction of a project that utilizes any of the transferred assets from ARK Energy, we are required to pay ARK Energy for the costs ARK Energy incurred in the development of the assets pertaining to that particular project or location. We did not incur the costs of a third-party valuation but based our valuation of the assets acquired by (i) an arms-length review of the value assigned by ARK Energy to the opportunities which are based on the actual costs it incurred in developing the project opportunities, and (ii) the anticipated financial benefits to us. The Company has not developed, paid for, or utilized any of these assets to date.

Pilot Plants

From 1994 through 2000, a test pilot bio-refinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment used in the process was also tested and process conditions were verified leading to the issuance of certain patents in support of the Arkenol Technology. In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another test pilot bio-refinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation. Subsequent pilot facilities have been built by other third parties, including GS Caltex, a South Korean petroleum company, but Arkenol retains ownership of all the intellectual property.

Bio-Refinery Projects

We are currently in the development stage of building bio-refineries in North America. We plan to use the Arkenol Technology and utilize JGC’s operations knowledge from the Izumi test pilot plant to assist in the design and engineering of our facilities in North America. MECS and Brinderson Engineering, Inc. (“Brinderson”) provided the preliminary design package, while Brinderson completed the detailed engineering design for our originally planned Lancaster Bio-refinery. We feel this completed design should provide the blueprint for subsequent plant constructions. In 2010, MasTec in conjunction with Zachary Engineering completed the detailed engineering design for our planned Fulton Mississippi plant, also known as the Fulton Project (defined below).

We originally intended to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually (Lancaster Bio-refinery) and to build a facility that will process approximately 700 tons of green waste material per day to produce roughly 19 million gallons per year annually (Fulton). The Company has abandoned the Lancaster Project, and has sold the land originally intended for the Lancaster Project. The design can be used on future projects as capital and opportunities become available.

In 2009, BlueFire completed the engineering package for the Lancaster Bio-refinery, and finalized the Front-End Loading (“FEL”) 3 stage of engineering for the Lancaster Bio-refinery. In 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed FEL stages 2 and 3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (“FEED”). There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3
* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications
* Energy Balance	* Preliminary Layout	* Definitive Estimate
* Project Charter	* Preliminary Schedule	* Project Execution Plan
	* Preliminary Estimate	* Preliminary 3D Model
* Electrical Equipment List
* Line List
* Instrument Index

We estimated the total cost, including contingencies, to be in the range of approximately $100 million to $125 million for the Lancaster Bio-refinery. The cost approximations above do not reflect any fluctuations in raw materials or construction costs since the original pricing estimates, and will need to be “rebid” once a suitable opportunity is identified.

Since 2007, the Company has been developing a facility for construction, which had the United States Department of Energy's (“DOE”) financial support. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized our first award for a total approved budget of just under $10,000,000 with the DOE (“Award 1”). Award 1 was a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. Award 1 was closed out on September 12, 2012. In December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under its second award due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending ARRA funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the DOE grant closed as of September 30, 2015. As of December 31, 2016, BlueFire has been reimbursed approximately $14,164,964 from the DOE under this award.

In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine and Timberlands Corporation (“Cooper Marine”), (b) off-take for the ethanol of the facility with Tenaska Biofuels LLC, now Tenaska Commodities LLC (“Tenaska”), and (c) the construction of the facility with MasTec North America Inc. (“MasTec”). Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and had completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site was ready for facility construction. In February 2010, we announced that we applied for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In February 2011, BlueFire received notice from the DOE LGPO staff that the Fulton Project’s application will not move forward until the project raises the remaining equity necessary for the completion of funding. In August 2010, BlueFire applied for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). Ultimately the USDA rejected the Company’s lender, BNP Paribas, for not meeting certain capital ratios. The Company has since abandoned pursuit of both loan guarantee opportunities but may reapply at a later date as funding opportunities arise.

In 2014, BlueFire signed an Engineering Procurement and Construction (“EPC”) contract with China Three Gorges Corporation, and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton Project. The letter of intent has since expired and BlueFire is actively seeking the remaining equity in order to reestablish the letter of intent or to find other banking entities capable of financing the Fulton Project. A commitment for the equity portion of the financing has been the major delay in the financing and the Company is focusing most of its efforts on finding suitable partners. No definitive agreements have been executed in regards to the Letter of Intent for financing.

In mid-2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence have been completed. Since world pellet prices have fallen drastically the Company has stopped pursuing this option but can refocus on it if wood pellet prices become feasible again.

The Company has received notice from Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, that due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016, Tenaska Commodities, LLC will terminate the market price contract on December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

The Company is also researching and considering other suitable locations for other similar bio-refineries.

Status of Publicly Announced Products or Services

In February of 2012, SucreSource announced its first client, GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (“PSA”) for work on a facility in South Korea. As of December 31, 2014, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the PSA. Anticipated future work product and additional services will be billed on an hourly basis when services are performed, as GS Caltex continues to develop additional facilities in South Korea.

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

Competition

According to the Renewable Fuels Association (“RFA”), most of the approximately 15.9 billion gallons of ethanol supply in the United States is derived from corn and, as of March 2017, is produced at approximately 215 facilities, ranging in size from 300 thousand to 300 million gallons per year, located predominately in the corn belt in the Midwest.

Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the entire industry’s infrastructure is geared toward corn as the principal feedstock.

With the Arkenol Technology, the principle difference from traditional processes, apart from production technique, is the acquisition and choice of feedstock. The use of a non-commodity based, non-food related, biomass feedstock enables us to use feedstock typically destined for disposal, i.e. wood waste, yard trimmings and general green waste. All ethanol producers, regardless of production technique, will fall subject to market fluctuation in the end product, ethanol.

Due to the feedstock variety we process, we are able to locate production facilities in and around the markets where the ethanol will be consumed, thereby giving us a competitive advantage against much larger traditional producers who must locate plants near their feedstock, i.e. the corn belt in the Midwest, and ship the ethanol to the end market.

However, in the business of biomass-to-ethanol production, there are few companies, and very little to no commercial production infrastructure. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

There are various biorefineries that have been supported by the DOE in different stages of development throughout the United States.

Industry Overview

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 the (“Energy Act of 2007”). The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (“RFS”) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallons of which must come from cellulosic derived fuel. Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

In June 2008, the Food, Conservation and Energy Act of 2008 (the “Farm Bill”) was signed into law. The 2008 Farm Bill also modified existing incentives, including ethanol tax credits and import duties and established a new integrated tax credit of $1.01/gallon for cellulosic biofuels.

On February 13, 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) at the urging of President Obama, who signed it into law four days later, however, as of December 31, 2016, ARRA has expired.

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

Ethanol is a renewable fuel produced by the fermentation of starches and sugars, such as those found in grains and other crops. Ethanol contains 35% oxygen by weight and when combined with gasoline, it acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product which is commonly distributed as a premium unleaded gasoline.

Studies published by the Renewable Fuel Association indicate that approximately 13.8 billion gallons of ethanol were consumed in 2012 in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

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

During the last 20 years, ethanol production capacity in the United States has grown from minimal amounts to an estimated 15.5 billion gallons per year in 2016. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

In the United States, there are two principal commercial applications for ethanol. The first is as an oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who may make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 170 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 17 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 5 million flexible fuel vehicles on the road in the United States and automakers will produce several million per year, offering further potential for significant growth in ethanol demand.

Cellulose to Ethanol Production

In a 2002 report titled “Outlook For Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstocks are more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher. There has been no known update to this report.

Sources and Availability of Raw Materials

The DOE and USDA in its April 2005 report titled “BIOMASS AS FEEDSTOCK FOR A BIOENERGY AND BIOPRODUCTS INDUSTRY: THE TECHNICAL FEASIBILITY OF A BILLION-TON ANNUAL SUPPLY” found that about one billion tons of cellulosic materials from agricultural and forest residues are available to produce more than one-third of the current U.S. demand for transportation fuels. There has been no known update to this report.

Dependence on One or a Few Major Customers

We have signed a definitive agreement with Tenaska for the off-take of our Fulton Project, which allows Tenaska to market all ethanol produced at this facility. This agreement has expired as of December 31, 2016. The Company is searching for a suitable replacement but no definitive agreements have been reached. See “DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.”

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 1, 2006, we entered into a Technology License Agreement with Arkenol, for use of the Arkenol Technology. Arkenol holds the following patents in relation to the Arkenol Technology: 11 U.S. patents, 21 foreign patents, and one pending foreign patent. According to the terms of the agreement, we were granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol Technology. The Arkenol Technology, converts cellulose and waste materials into ethanol and other high value chemicals. As consideration for the grant of the license, we are required to make a onetime payment of $1,000,000 at first project funding or term of a licensee or sublicense project, and for each plant to make the following payments: (1) royalty payment of 3% of the gross sales price for sales by us or our sub-licensees of all products produced from the use of the Arkenol Technology, (2) and a onetime license fee of $40.00 per 1,000 gallons of production capacity per plant. Per the terms of the agreement, we made a onetime exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. On March 9, 2009, we had paid Arkenol in full for the license. All sub-licenses issued by us will provide for payments to Arkenol of any other license fees and royalties due.

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

The Energy Policy Act of 2005 established a renewable fuel standard (“RFS”) to increase in the supply of alternative sources for automotive fuels. The RFS was expanded by the Energy Independence and Security Act of 2007. The RFS requires the blending of renewable fuels (including ethanol and biodiesel) in transportation fuel. Beginning in 2008, fuel suppliers must blend 9.0 billion gallons of renewable fuel into gasoline; this requirement increases annually to 36 billion gallons in 2022. The expanded RFS also specifically mandated the use of “advanced biofuels”—fuels produced from non-corn feedstocks and with 50% lower lifecycle greenhouse gas emissions than petroleum fuel—starting in 2009. Of the 36 billion gallons required in 2022, at least 21 billion gallons must be advanced biofuel. There are also specific quotas for cellulosic biofuels and for biomass-based diesel fuel. On May 1, 2007, the EPA issued a final rule on the RFS program detailing compliance standards for fuel suppliers, as well as a system to trade renewable fuel credits between suppliers. Among other provisions, the RFS sets mandatory blend levels for renewable fuels while also establishing greenhouse gas (“GHG”) reduction criteria and a methodology for calculating lifecycle GHG emissions. While this program is not a direct subsidy for the construction of biofuels plants, the market created by the renewable fuel standard is expected to stimulate growth of the biofuels industry.

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

Research and Development Activities

Research and development costs for the years ended December 31, 2016 and 2015, were approximately $288,000 and $609,000, respectively.

To date, project development costs include the research and development expenses related to our future cellulose-to-ethanol production facilities including site development, and engineering activities.

Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will have to obtain a number of environmental permits to construct and operate our plants, including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit. In addition, we may have to complete spill prevention control and countermeasure plans.

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

Employees

We have 2 full-time employees as of December 31, 2016, and 2 part-time employees.

On December 31, 2016, Ms. Necitas Sumait, a senior vice-president and Board member, resigned as an executive of the Company and as a member of the Board of Directors of the Company. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED NET LOSSES OF APPROXIMATELY $2,478,000 over the last two years AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses from controlling interest of approximately $1,195,000 for the year ended December 31, 2016, and $1,283,000 for the same period in 2015. For the same periods, we have generated $0 and approximately $911,000 in grant revenue from the DOE, and no revenues from ethanol fuel production, respectively. We have yet to begin ethanol production or construction of ethanol producing plants, other than the site preparation at the Fulton Project, as discussed herein. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the start of construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) costs including contingencies, to be approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieve profitable operations. Wherever possible, the Company’s Board of Directors (the “Board”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

Due to the Company’s struggles in securing sufficient financing necessary to enact its business plan, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still under way, there is no formal plan is in place, and there can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In the last two years, we have incurred annual operating losses. Operating losses were $1,244,255 and $947,229 for fiscal years ended 2016 and 2015, respectively. In 2016, we had a net loss of $1,199,315, which was mainly due to the general operating expenses of the Company and partially a result of non-cash charges, namely the amortization of debt discount and a change in the fair value of a derivative liability. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2016, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $(3,458,200)

Management has estimated that operating expenses for the next 12 months will be approximately $750,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2017, the Company intends to fund its operations by seeking additional funding in the form of equity or debt. As of December 31, 2016, the Company expects the current resources available to them will only be sufficient for a period of approximately one month, unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

OUR CELLULOSE-TO-ETHANOL TECHNOLOGIES ARE UNPROVEN ON A LARGE-SCALE COMMERCIAL BASIS AND PERFORMANCE COULD FAIL TO MEET PROJECTIONS, WHICH COULD HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

While production of ethanol from corn, sugars and starches is a mature technology, newer technologies for production of ethanol from cellulose biomass have not been built at large commercial scales. The technologies we are utilizing for ethanol production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to the Arkenol Technology have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot guarantee that these technologies will perform successfully on a large-scale commercial basis or at all.

OUR BUSINESS EMPLOYS LICENSED ARKENOL TECHNOLOGY WHICH MAY BE DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We currently license our technology from Arkenol. Arkenol owns 11 U.S. patents, 21 foreign patents, and has one foreign patent pending and may file more patent applications in the future. Our success depends, in part, on our ability to use the Arkenol Technology, the patents remaining active and in effect, and for Arkenol to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or Arkenol will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the Arkenol Technology or design around it.

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

OUR SUCCESS DEPENDS UPON ARNOLD KLANN, OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, AND JOHN CUZENS, OUR CHIEF TECHNOLOGY OFFICER.

We believe that our success will depend to a significant extent upon the efforts and abilities of (i) Arnold Klann, our Chairman and Chief Executive Officer, due to his contacts in the ethanol and cellulose industries and his overall insight into our business, and (ii) John Cuzens, our Chief Technology Officer and former Senior VP for his technical and engineering expertise, including his familiarity with the Arkenol Technology. Our failure to retain Mr. Klann or Mr. Cuzens, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our officers.

Due to the continuing capital constraints at the Company, John Cuzens, our Chief Technology Officer and former Senior VP, has sought employment as an engineer in an industry that we feel does not compete with the Company. Mr. Cuzens remains the Chief Technology Officer of the Company; however, his time spent working on BlueFire projects is severely limited and is on a consulting basis.

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

OUR BUSINESS PROSPECTS WILL BE IMPACTED BY CORN SUPPLY.

Our ethanol will be produced from cellulose, however, currently most ethanol is produced from corn, which is affected by weather, governmental policy, disease and other conditions. A significant increase in the availability of corn and resulting reduction in the price of corn may decrease the price of ethanol and harm our business prospects.

IF ETHANOL AND GASOLINE PRICES DROP SIGNIFICANTLY, WE WILL ALSO BE FORCED TO REDUCE OUR PRICES, WHICH POTENTIALLY MAY LEAD TO FURTHER LOSSES IF, AND WHEN, WE COMMENCE ETHANOL PRODUCTION.

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

PRICE INCREASES OR INTERRUPTIONS IN NEEDED ENERGY SUPPLIES COULD CAUSE LOSS OF CUSTOMERS AND IMPAIR OUR PROFITABILITY IF, AND WHEN, WE COMMENCE ETHANOL PRODUCTION.

Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for any reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING TO CONSTRUCT AND OPERATE OUR BIOREFINERY PROJECTS AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

Our business plan depends on the completion of up to 19 bio-refinery projects. Although each facility will have specific funding requirements, our proposed Fulton Project will require approximately $300 million in EPC costs. We will be relying on additional financing, and funding from such sources as Federal and State grants and loan guarantee programs as may be required by lending institutions if such institution is available to finance our projects. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 (defined below) due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the DOE Grant closed as of September 30, 2015. In June of 2015, the DOE obligated additional funds totaling $873,332 for costs incurred but not reimbursed prior to September 30, 2014 as well as for program required compliance audits for years 2011-2014 (See Note 3).

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

WE RELIED ON ACCESS TO FUNDING FROM THE UNITED STATES DEPARTMENT OF ENERGY. IF WE CANNOT ACCESS GOVERNMENT FUNDING WE MAY BE UNABLE TO FINANCE OUR PROJECTS AND/OR OUR OPERATIONS.

Our operations have been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company began drawing down on the second phase of DOE monies (“Award 2”). We finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686. Upon notice of the discontinuation of Award 2, the company had a total reimbursable amount of $7,231,696 and through December 31, 2016, we have an unreimbursed amount of $0 available to us under Award 1, and $0 under Award 2, as the reinstatement of the grant was not successful and the grant was closed out as of September 30, 2015. Due to the DOE’s discontinuance of Award 2 as stated below, we cannot guarantee that we will receive any future grants, loan guarantees, or other funding for our projects from the DOE.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

Our shares are traded on the OTCQB and the OTC Markets and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SUCH SHARES WERE PURCHASED.

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly, and on December 31, 2016, traded as BFRE, the high and low price for our common stock has been $7.90 and $0.0001 per share, respectively. Our share price has fluctuated in response to various factors, including needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors, Department of Energy and Department of Agriculture funding decommittments, issuing additional shares for operations, and finding funding sources.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of April 5, 2017, we had 408,203,492 shares of common stock outstanding and 51 shares of Series A Preferred Stock outstanding. We are authorized to issue up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, or increased authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

On November 9, 2007, we purchased land for the Lancaster Bio-refinery with a purchase price of $109,108. The approximately 10-acre site is presently vacant and undisturbed except for a water well on the site and to occasional use by off road vehicles. The site is flat and has no distinguishing characteristics and is adjacent to a solid waste landfill at a site that minimizes visual access from outside the immediate area. On December 29, 2016, the Company sold the land for a total sale price of $195,000 with net proceeds of $175,328 to the Company.

On June 14, 2010, we entered in to a lease with Itawamba County, Mississippi. The lease is for 38 acres located in the Port of Itawamba where our Fulton Project will be located. The lease is a 30-year term and currently is $10,292 per month but will be reduced, following a formula tied to job creation in the State of Mississippi. The Company is currently in default of the lease due to nonpayment of rents.

Item 3. Legal Proceedings.

On May 6, 2016, the Company reached a settlement with James G. Speirs and James N. Speirs in regard to the lawsuit filed in Orange County Superior Court and subsequently appealed by the Company. Under the settlement agreement, James G. Speirs and James N. Speirs have returned 5,740,741 shares to the Company and they have been subsequently retired to treasury. The case was dismissed with prejudice on May 12, 2016 and the matter closed.

On May 2, 2016, the Company received a written “Wells Notice” from the staff of the SEC indicating that the staff made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company.

On August 1, 2016, in connection with the Wells Notice, the Company entered into an offer of settlement (the “Wells Settlement”) with the SEC. Pursuant to the Wells Settlement, the Company agreed to pay a twenty-five thousand dollar ($25,000) civil penalty to the SEC.

On October 11, 2016, pursuant to the terms and conditions of the Wells Settlement, the Company made an initial payment of five thousand dollars ($5,000) to the SEC. The remaining balance of the penalty will be paid to the SEC over a nine-month period ending on or about June 30, 2017.

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

Quarter ended	Low Price	High Price

March 31, 2015	$0.0098	$0.05
June 30, 2015	$0.004	$0.017
September 30, 2015	$0.0038	$0.0075
December 31, 2015	$0.0022	$0.009
March 31, 2016	$0.0011	$0.0042
June 30, 2016	$0.0012	$0.0033
September 30, 2016	$0.0011	$0.0030
December 31, 2016	$0.0011	$0.0030

(b) Holders

As of April 5, 2017, a total of 408,203,492 shares of the Company’s common stock are currently outstanding held by approximately 850 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, with a business address at 18 Lafayette Pl, Woodmere, NY 11598.

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

On October 16, 2007, the Board of Directors reviewed the Plan. As such, the Board determined that the Plan was to be used as a comprehensive equity incentive program for which the Board serves as the plan administrator and, therefore, amended the Plan (the “Amended and Restated Plan”) to add the ability to grant restricted stock awards.

Under the Amended and Restated Plan, an eligible person in the Company’s service may acquire a proprietary interest in the Company in the form of shares or an option to purchase shares of the Company’s common stock. The amendment includes certain previously granted restricted stock awards as having been issued under the Amended and Restated Plan.

As of December 31, 2016, we have issued the following stock options and grants under the Amended and Restated Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)		Number of securities remaining available for future issuance

Equity compensation plans approved by security holders under the Amended and Restated Plan	-	$	N/A	4,873,730
Equity compensation plans not approved by security holders	-
Total	-

(1)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2016 and 2015, there were no repurchases of the Company’s common stock by the Company.

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

Our initial planned bio-refinery in North America are projected as follows:

●	A bio-refinery proposed for development and construction previously in conjunction with the DOE, located in Fulton, Mississippi, which will process approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually. We estimate the total construction cost of the Fulton Project to be in the range of approximately $300 million. In 2007, we received an Award from the DOE of up to $40 million for the Fulton Project. On or around October 4, 2007, we finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award is a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company began drawing down on Award 2, the second phase of DOE monies. On December 4, 2009, the DOE announced that the total award for this project has been increased to a maximum of $88 million ARRA and the Energy Policy Act of 2005. As of September 12, 2012, Award 1 was officially closed. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under the DOE Grant for the development of the Fulton Project due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending ARRA funding, it cannot reconsider its decision and the Company considers such decision to be final. In 2010, BlueFire signed definitive agreements for the following three crucial contracts related to the Fulton Project: (a) feedstock supply with Cooper Marine, (b) off-take for the ethanol of the facility with Tenaska, and (c) the construction of the facility with MasTec. Also in 2010, BlueFire continued to develop the engineering package for the Fulton Project, and completed both the FEL-2 and FEL-3 stages of engineering readying the facility for construction. As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. The Company has received notice from Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, that due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016 that Tenaska Commodities, LLC will terminate the market price contract on December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

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

In mid-2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. However, since world pellet prices have fallen drastically, the Company has stopped pursuing this option. If wood pellet prices increase and make this type of integration feasible again, the Company can further its work on this concept.

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Any future work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries and general company operations are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place and no assurances can be made that the Company will be able to procure financing on terms acceptable to the Company or at all.

●	The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (“2014 Farm Bill”) including changes to Section 9003 Biorefinery Assistance Program of Title IX (“9003 Biorefinery Assistance Program” or the “Program”) to expand the Program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the 2014 Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	Apply for public funding to leverage private capital raised by us, as applicable.

●	Sale of consulting services to project developers and technology companies

●	The issuance of debt and/or equity to fund operations.

●	Leverage existing relationships with Chinese or South Korean strategic partners for investment.

●	The sale of Company assets or entertaining suitors for acquisition of part or all of Company’s ongoing projects.

Due to the Company’s struggles in securing sufficient financing necessary to enact its business plan, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still under way, there is no formal plan is in place, and there can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months.

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
* Electrical Equipment List
* Line List
* Instrument Index

As of November 2010, the Fulton Project had all necessary permits for construction, and in that same month we began site clearing and preparation work, signaling the beginning of construction. In June 2011, BlueFire completed initial site preparation and the site is now ready for facility construction. In February 2010, we announced that we submitted an application for a $250 million dollar loan guarantee for the Fulton Project, under the DOE LGPO, mentioned above. In August 2010, BlueFire submitted an application for a $250 million loan guarantee with the U.S. Department of Agriculture (“USDA”) under Section 9003 of the 2008 Farm Bill, as defined below (“USDA LG”). Ultimately the USDA rejected the Company’s lender, BNP Paribas, for not meeting certain capital ratios. The Company has since abandoned pursuit of both loan guarantee opportunities but may reapply at a later date as funding opportunities arise.

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

In mid 2013, the Company began developing a new integration concept in regards to the Fulton project where a wood pellet facility would be integrated into the ethanol facility to provide a stronger financing package. A preliminary design package and due diligence has been completed. Since world pellet prices have fallen drastically the Company has stopped pursuing this option, but can refocus on it if wood pellet prices become feasible again.

The Company has received notice from Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, that due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016 that Tenaska Commodities, LLC will terminate the market price contract on December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

Revenue for the years ended December 31, 2016 and December 31, 2015, was $0 and approximately $911,500, respectively, and was primarily related to a federal grant from the DOE. The grant generally provided for reimbursement in connection with related development and construction costs involving commercialization of our technologies. The decrease in revenue was due to the close-out of the DOE Award in fiscal 2016 versus the same period in fiscal 2015.

Project Development

For the year ended December 31, 2016, our project development costs were approximately $288,000 compared to $609,000 for the same period during 2015. The decrease in project development costs is due to the closing out of the Department of Energy grant, the reduction in number of employees, and reduced activities on the Fulton project.

General and Administrative Expenses

General and Administrative Expenses were approximately $956,000 for the year ended December 31, 2016, compared to $1,250,000 for the same period in 2015. The decrease in general and administrative costs is due a reduction in number of employees and associated overhead costs caused by the Company’s capital constraints.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of December 31, 2016, we had cash and cash equivalents of approximately $162,000. As of April 3, 2016, we had cash and cash equivalents of approximately $6,400. Historically, we have funded our operations though the following transactions:

Management has estimated that operating expenses for the next twelve months will be approximately $750,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For 2017, the Company intends to fund its operations from the sale of the Lancaster land, the potential sale of Fulton Project equity ownership, potential consulting opportunities, from the sale of debt or equity instruments, and from a potential merger or sale of the Company. As of April 5, 2017, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the years ended December 31, 2016 and 2015, the Company used cash in operating activities of $235,953 and $277,212, respectively. In 2016, our net loss of $1,199,315 was offset by non-cash adjustments of ($146,080) $29,249 and operating assets and liabilities of $1,109,442. In 2015, our net loss of $1,281,907 was offset by non-cash adjustments of $285,350 and operating assets and liabilities of $719,345.

We received no convertible note proceeds in 2016, verses receiving proceeds of $155,000 for the year ended December 31, 2015. In 2016, we received net advances on a related party line of credit of $195,694 and sold no common stock for cash versus in 2015, we sold common stock for gross proceeds of $147,000.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-2 through F-23 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of December 31, 2016. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	65	President, CEO and Director	June 2006

John Cuzens	65	Chief Technology Officer	June 2006

Chris Nichols	50	Director	June 2006

Joseph Sparano	69	Director	March 2011

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

Arnold R. Klann – Chairman of the Board and Chief Executive Officer

Mr. Klann has been the Chairman of the Board and Chief Executive Officer since our inception in March 2006. Mr. Klann has been the President of Arkenol, Inc. from January 1989 to present. Previously, he was President of ARK Energy, Inc. As co-founder of both companies, he has been responsible for the successful development and acquisition of over 610 megawatts of natural gas-fired cogeneration facilities, and has been the driving force behind the research and development effort leading to the commercialization of the Arkenol technology. Prior to ARK Energy, he was a Vice President of Engineering and Product Development for GWF Power Systems Company, where he successfully launched three businesses and managed complex teams for project development and operation. Mr. Klann’s areas of technical expertise include cogeneration development using natural gas-fired and solid fuels technologies, ocean thermal energy conversion, and offshore oil exploration design and operations. During his tenure at GWF Power Systems, Mr. Klann led technical commercialization, development and permitting activities for eight petroleum coke and coal-fired power plants. Mr. Klann has an AA from Lakeland College in Electrical Engineering. Mr. Klann has over 30 years experience in developing and commercializing new technologies in the energy industry. BlueFire believes that Mr. Klann’s contacts in the ethanol and cellulose industries and his overall insight into our business are a valuable asset to the Company.

John Cuzens – Chief Technology Officer

Mr. Cuzens has been the Chief Technology Officer and Senior Vice President since our inception in March 2006 until March 31, 2016, and now only the Chief Technology Officer from April 1, 2016 to Present. Mr. Cuzens was a Director from March 2006 until his resignation from the Board of Directors in July 2007. Prior to this, he was Director of Projects Wahlco Inc. from 2004 to June 2006. He was employed by Applied Utility Systems Inc from 2001 to 2004 and Hydrogen Burner Technology form 1997-2001. He was with ARK Energy and Arkenol from 1991 to 1997 and is the co-inventor on seven of Arkenol’s eight U.S. foundation patents for the conversion of cellulosic materials into fermentable sugar products using a modified strong acid hydrolysis process. Mr. Cuzens has a B.S. Chemical Engineering degree from the University of California at Berkeley.

Chris Nichols – Director (Chairman, Compensation Committee and Audit Committee)

Mr. Nichols has been the Director since our inception in March 2006. Mr. Nichols is currently the CEO for NFI Empire Custom Built Jeeps. Previously, Mr. Nichols was the Chief Sales Officer for Field Nation LLC from 2010 to August 2016. Mr. Nichols was also the Chairman of the Board and Chief Executive Officer of Advanced Growing Systems, Inc. From 2003 to 2006, Mr. Nichols was the Senior Vice President of Westcap Securities’ Private Client Group. Prior to this, Mr. Nichols was a Registered Representative at Fisher Investments from December 2002 to October 2003. He was a Registered Representative with Interfirst Capital Corporation from 1997 to 2002. Mr. Nichols is a graduate of California State University in Fullerton with a B.A. degree in Marketing. The Company believes that Mr. Nichols’ experience in public company financing will assist us with the formation of new capital into the Company.

Joseph Sparano – Director (Chairman Nominating Committee)

Mr. Sparano served as President of the Western States Petroleum Association’s (“WSPA”) from March 2003 until January 2010, leading the trade association. From January 2010 until his retirement in April 2011, Mr. Sparano served as Executive Advisor to WSPA’s board of directors, advising WSPA’s President and the Chairman of the Board on matters related to the trade organization’s operations and advocacy. WSPA is a non-profit trade association that represents companies that account for the bulk of petroleum exploration, production, refining, transportation and marketing in the six western states of Arizona, California, Hawaii, Nevada, Oregon and Washington. Prior to joining WSPA, from March 2000 to March 2003, Mr. Sparano served as the President of Tesoro Petroleum Corporation’s (“Tesoro”) West Coast Regional Business Unit and as Vice President of the company’s Heavy Fuels Marketing segment. Tesoro is an independent marketer and refiner of petroleum products. Prior to joining Tesoro, Mr. Sparano led his own consulting firm, Sparano Consulting, from 1995 until 2000. From September 1990 to August 1995, Mr. Sparano served as the Chairman and Chief Executive Officer of Pacific Refining Company, a California based petroleum refining operation. Mr. Sparano graduated cum laude from the Stevens Institute of Technology, receiving a B.S. in chemical engineering. The Company believes that Mr. Sparano’s experience in both mergers and acquisitions and in representing the oil and gas industry for 42 years will assist us with the formation of new strategic partnerships.

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

Committees of the Board of Directors

Each of our Audit Committee, Compensation Committee and Nomination Committee is composed of a majority of independent board members and are also chaired by an independent board member.

Audit Committee

Christopher Nichols, Chairman; Joseph Sparano

Compensation Committee

Christopher Nichols, Chairman; Joseph Sparano

Nomination Committee

Joseph Sparano, Chairman; Arnold Klann;

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 5, 2016.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann	2016	226,000	0	0	0	0	0	0	226,000
Chief Executive Officer,	2015	226,000	0	0	0	0	0	0	226,000
President

Necitas Sumait	2016	180,000	0	0	0	0	0	0	180,000
Secretary,	2015	180,000	0	0	0	0	0	0	180,000
Vice President

John Cuzens	2016	45,000	0	0	0	0	0	0	45,000
Treasurer,	2015	180,000	0	0	0	0	0	0	180,000
Vice President

(1)	Reflects the value of shares of restricted common stock issued as compensation for serving on the Company’s board of directors. See notes to the consolidated financial statements for valuation.

(2)	All dollar amounts in the above chart for Year 2016 and approximately half of Year 2015 have been accrued and not paid as of December 31, 2016.

2016 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Arnold Klann

Necitas Sumait

John Cuzens

Chris Nichols

2016 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann		36					36

Necitas Sumait		36					36

Chris Nichols	6,000	36					6,036

Joseph Sparano	6,000	36					6,036

(1)	Reflects cash amount accrued but not paid as of December 31, 2016

Employment Contracts

On June 27, 2006, the Company entered into employment agreements with three key employees. The employment agreements were each for a period of three years, which expired in 2010, with prescribed percentage increases beginning in 2007 and could have been cancelled upon a written notice by either employee or employer (if certain employee acts of misconduct are committed). The total aggregate annual amount due under the employment agreements was approximately $586,000 per year. These contracts have not been renewed. Each of the executive officers are currently working for the Company on a month to month basis under the same terms.

Due to the continuing capital constraints at the Company, Mr. Cuzens, our Chief Technology Officer and Senior VP, has begun employment as an engineer in an industry that we feel does not compete with the Company. Mr. Cuzens remains the Chief Technology Officer of the Company, however, his time spent working on BlueFire projects is severely limited and is on a consulting basis.

On December 31, 2016, Ms. Necitas Sumait resigned as Executive Vice President and a member of the Board of Directors of the Company effective immediately. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The new aggregate amount of the employment contracts is $226,000 per year.

On November 12, 2015, the Board of Directors approved the re-election of Joseph Sparano, Christopher Nichols, Arnold Klann and Necitas Sumait. As of December 31, 2016, the Company has granted to each member the stock to be issued for this reelection.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 5, 2017, our authorized capitalization was 501,000,000 shares of capital stock, consisting of 500,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of December 31, 2016, there were 408,203,492 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 3, 2017, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

The address of each owner who is an officer or director is c/o the Company at 25108 Marguerite Parkway Suite A-321, Mission Viejo, CA 92692

Name of Beneficial Owner (1)	Shares of Series A Preferred	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Arnold Klann	27	52.94%	20,308,258	4.98%
Chief Executive Officer, President, Chairman

John Cuzens	-	0%	3,058,500	.008%
Chief Technology Officer, Senior Vice President

Chris Nichols	12	23.53%	42,500	*
Director

Joseph Sparano	12	23.53%	30,000	*
Director

All officers and directors as a group (4 persons)		100%		5.74%

All officers, directors and 5% holders as a group (5 persons)		100%		5.74%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

Share Issuances/Consulting Agreements

On November 12, 2015, the Company renewed all of its existing Directors’ appointments. The $5,000 to the two outside members, plus $1,000 for Chairing committees, was accrued, and as yet remains unpaid as of December 31, 2016. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000.

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2015 or 2016.

Description of Securities

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of April 5, 2017, the Company had 408,203,492 shares of common stock outstanding, and 51 shares of Series A Preferred Stock outstanding.

Common Stock

As of April 5, 2017, we had 408,203,492 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of April 5, 2017, we had 51 shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock other than that discussed below.

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

Warrants

As of April 3, 2017, we had no warrants outstanding.

Options

As of April 3, 2017, we had no options outstanding.

Item 13. Certain Relationships and Related Transactions.

Technology Agreement with Arkenol, Inc.

On March 1, 2006, the Company entered into a Technology License agreement with Arkenol, which the Company’s Chairman/Chief Executive Officer and other family members hold an interest in. Arkenol has its own management and board separate and apart from the Company. According to the terms of the agreement, the Company was granted an exclusive, non-transferable, North American license to use and to sub-license the Arkenol technology. The Arkenol Technology, converts cellulose and waste materials into Ethanol and other high value chemicals. As consideration for the grant of the license, the Company shall make a one-time payment of $1,000,000 at first project construction funding or term of a Licensee or sublicense project, and for each plant make the following payments: (1) royalty payment of 3% of the gross sales price for sales by the Company or its sub licensees of all products produced from the use of the Arkenol Technology (2) and a one-time license fee of $40.00 per 1,000 gallons of production capacity per plant. According to the terms of the agreement, the Company made a one-time exclusivity fee prepayment of $30,000 during the period ended December 31, 2006. The agreement term is for 30 years from the effective date.

During 2008, due to the receipt of proceeds from the Department of Energy as well as the term of a sublicense agreement to the Fulton project, the Board of Directors determined that the Company had triggered its obligation to incur the full $1,000,000 Arkenol License fee. The Board of Directors determined that the receipt of these proceeds constituted “First Project Construction Funding” as established under the Arkenol technology agreement. As such, the statement of operation reflects the one-time license fee of $1,000,000 and the unpaid balance of $970,000 was included in license fee payable to related party on the accompanying consolidated balance sheet as of December 31, 2008. The prepaid fee to related party of $30,000 was eliminated as of December 31, 2008. The Company paid the $970,000 to the related party on March 9, 2009.

Asset Transfer Agreement with ARK Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. The company has not paid for, developed, or utilized any of these assets to date.

Related Party Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and, at the time, the majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of $200,000 (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expired December 15, 2013. The Company has promised to pay in full the outstanding principal balance of all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option. The warrants are now expired.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $250,000 on October 5, 2016. As of December 31, 2016, the outstanding balance on the line of credit was approximately $240,924 with $9,076 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of December 31, 2016, $31,709 in accrued interest is owed under this line of credit and included with accrued liabilities.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2016 and 2015, were approximately $34,200 and $44,430 respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2016 and 2015.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the years ended December 31, 2016 and 2015, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $0 for the year ended December 31, 2016 and $175,000 for the year ended December 31, 2015. The fees in 2015 were incurred for the Company’s DOE compliance audits that were required by the DOE as part of the close out of Award 2. The Company was required to obtain a compliance audit for the years ended December 31, 2014, 2013, 2012, and 2011.

dbbmckennon was at the 2016 stockholders’ meeting and is expected to be present at the 2017 meeting.

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

BLUEFIRE RENEWABLES, INC.

Date: April 5, 2017	By:	/s/ Arnold R. Klann
	Name:	Arnold R. Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	April 5, 2017
Arnold R. Klann	Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ John Cuzens	Chief Technology Officer and Senior Vice President	April 5, 2017
John Cuzens

/s/ Chris Nichols	Director	April 5, 2017
Chris Nichols

/s/ Joseph Sparano	Director	April 5, 2017
Joseph Sparano

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BlueFire Renewables, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. and subsidiaries (collectively the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueFire Renewables, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

dbbmckennon
Newport Beach, California
April 5, 2017

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$161,991	$26,922
Prepaid expenses	977	9,291
Total current assets	162,968	36,213

Property and equipment, net of accumulated depreciation of $82,323 and $107,897, respectively	-	109,384

Total assets	$162,968	$145,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,162,788	$899,887
Accrued liabilities	1,549,200	730,759
Notes payable	420,000	420,000
Line of credit, related party	240,924	45,230
Note payable to a related party	200,000	200,000
Convertible notes payable, net of discount of $3,889 and $0, respectively	21,111	-
Derivative liability	27,104	-
Outstanding warrant liability	-	199
Total current liabilities	3,621,127	2,296,075

Convertible notes payable, net of discount of $0 and $32,886, respectively	-	20,084
Derivative liability	-	290,092
Total liabilities	3,621,127	2,606,251

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	860,980	865,614

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 408,235,664 and 308,163,005 shares issued and 408,203,492 and 308,130,833 outstanding, as of December 31, 2016 and 2015, respectively	408,236	308,163
Additional paid-in capital	17,068,865	16,967,128
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Accumulated deficit	(21,694,659)	(20,499,978)
Total stockholders’ deficit	(4,319,139)	(3,326,268)

Total liabilities and stockholders’ deficit	$162,968	$145,597

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Revenues:
Consulting fees	$-	$-
Department of Energy grant revenues	-	911,458
Total revenues	-	911,458

Cost of revenue
Consulting revenue	-	-
Gross margin	-	911,458

Operating expenses:
Project development	288,062	608,679
General and administrative, including stock based compensation of $144 and $0, respectively	956,193	1,250,008
Total operating expenses	1,244,255	1,858,687

Operating loss	(1,244,255)	(947,229)

Other income and (expense):
Regulatory settlement	(25,000)	-
Amortization of debt discounts	(53,977)	(201,682)
Interest expense	(64,378)	(42,176)
Related party interest expense	(16,441)	(5,503)
Gain on sale of land	66,220	-
Gain on settlement of accounts payable and accrued liabilities	16,785	235,919
Change in fair value of warrant liability	199	16,368
Change in fair value of derivative liabilities	160,789	(22,849)
Loss on excess fair value of derivative liabilities	(36,317)	(312,212)
Total other income and (expense)	47,880	(332,135)

Loss before provision for income taxes	(1,196,375)	(1,279,364)

Provision for income taxes	2,940	2,543

Net loss	$(1,199,315)	$(1,281,907)
Net income (loss) attributable to noncontrolling interest	(4,634)	747
Net loss attributable to controlling interest	$(1,194,681)	$(1,282,654)

Basic and diluted loss per common share attributable to controlling interest	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	395,628,640	248,518,121

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2014	-	$-	226,858,107	$226,891	16,584,847	$(19,217,324)	$(101,581)	$(2,507,167)

Common shares issued for cash pursuant to S-1 in 2015 at a price of $0.03 per share	-	-	20,000,000	20,000	127,000	-	-	147,000
Common shares issued for conversion of notes in 2015 at a range of $0.0007 to $0.003 per share	-	-	61,272,726	61,272	57,117	-	-	118,389
Issuance of Series A Preferred stock	51	-	-	-	-	-	-	-
Extinguishment of derivative liabilities associated with convertible notes	-	-	-	-	198,164	-	-	198,164
Net loss attributable to controlling interest	-	-	-	-	-	(1,282,654)	-	(1,282,654)
Balances at December 31, 2015	51	$-	308,130,833	$308,163	$16,967,128	$(20,499,978)	$(101,581)	$(3,326,268)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2015	51	-	308,130,833	$308,163	$16,967,128	$(20,499,978)	$(101,581)	$(3,326,268)
Common shares issued for conversion of notes and accrued interest at a price of $0.0006 to $0.0012 per share	-	-	105,741,400	105,742	(33,045)	-	-	72,697
Common shares returned in May 2016 due to legal settlement at a price of $0.0018 per share	-	-	(5,740,741)	(5,741)	(4,593)	-	-	(10,334)
Common shares issued pursuant to Director’s Agreements in September 2016 at a price of $0.0020 per share	-	-	72,000	72	72	-	-	144
Extinguishment of derivative liabilities associated with Convertible Note	-	-	-	-	139,303	-	-	139,303
Net loss attributable to controlling interest	-	-	-	-	-	(1,194,681)		(1,194,681)
Balances at December 31, 2016	51	-	408,203,492	$408,236	$17,068,865	$(21,694,659)	$(101,581)	$(4,319,139)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(1,199,315)	$(1,281,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(199)	(16,368)
Change in fair value of derivative liability	(160,789)	22,849
Loss on excess fair value of derivative liability	36,317	312,212
Gain on settlement of accounts payable and accrued liabilities	(16,785)	(235,919)
Gain on sale of land	(66,220)	-
Share-based compensation	144
Amortization	53,977	201,682
Depreciation	275	894
Excess fair value of common stock issued for accrued interest	7,200	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,314	(3,017)
Accounts payable	269,353	173,216
Accrued liabilities	831,775	549,146
Net cash used in operating activities	(235,953)	(277,212)
Cash flows from investing activities:
Proceeds from sale of land	175,328	-
Net cash used in investing activities	175,328	-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	147,000
Proceeds from convertible notes payable	-	155,000
Repayment of notes payable	-	(20,000)
Proceeds from related party line of credit/notes payable	195,694	-
Net cash provided by financing activities	195,694	282,000
Net increase in cash and cash equivalents	135,069	4,788
Cash and cash equivalents beginning of year	26,922	22,134
Cash and cash equivalents end of year	$161,991	$26,922
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$13,216	$-
Income taxes	$2,939	$2,400
Supplemental schedule of non-cash investing and financing activities:
Conversion of non-secured convertible notes payable	$52,950	$118,389
Interest converted to common stock	$12,547	$-
Derivative liability reclassified to additional paid-in capital	$139,303	$198,164
Note payable issued for services	25,000
Discount on convertible notes payable	$-	$153,196
Gain on settlement of shares	$10,335	$-

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

The Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, if needed, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations.

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

As of December 31, 2016, the Company has negative working capital of approximately $3,458,200. Management has estimated that operating expenses for the next 12 months will be approximately $750,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2017, the Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of April 3, 2017, the Company expects the current resources available to them will only be sufficient for a period of less than one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

We estimate the total construction cost of the bio-refineries to be in the range of approximately $300 million for the Fulton Project. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project until financing for the construction of the Fulton plant is obtained.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2016 and 2015, the Company has no reserve allowance.

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. There was no impairment as of December 31, 2016 or 2015.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the years ended December 31, 2016 and 2015, research and development costs included in project development were approximately $288,000 and $609,000, respectively.

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

The Company did not have any Level 1 financial instruments at December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the warrant liability and derivative liability are considered Level 2 items, see Notes 5, 6, and 9.

As of December 31, 2016 and 2015, the Company’s redeemable noncontrolling interest is considered a Level 3 item and changed during 2015 and 2016 due to the following:

Balance as of January 1, 2016	$865,614
Net loss attributable to noncontrolling interest	(4,634)
Balance at December 31, 2016	$860,980

See Note 8 for details of valuation and changes during the years 2016 and 2015.

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

As of December 31, 2015, the Department of Energy made up 100% of Grant Revenues. We had no such concentration in 2016. The Company is currently investigating alternative sources of funding.

As of December 31, 2016 and 2015, four vendors made up approximately 82% and 78% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2016 and 2015, the Company had no options and 0 and 23,528,571 warrants outstanding, respectively, for which all exercise prices were in excess of the trading price of the Company’s common stock during the respective periods. Due to the net loss in the periods presented, the effects of the warrants would be antidilutive and are, therefore, excluded from diluted EPS calculations.

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

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the standard on its consolidated financial statements.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

As of September 30, 2015, the Company submitted all final invoices and final documents related to the termination of the grant by the Department of Energy. The Company considers the grant closed out and completed.

As of December 31, 2016, the Company has received reimbursements of approximately $14,164,964 under these awards.

NOTE 4 – COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Land	$-	$109,108
Office equipment	53,361	63,367
Furniture and fixtures	28,962	44,806
Property and equipment - Gross	82,323	217,281
Accumulated depreciation	(82,323)	(107,897)
Property and equipment - Net of depreciation	$-	$109,384

On December 29, 2016, the Company sold the land for a total sale price of $195,000 and net proceeds of $175,328 to the Company.

Depreciation expense for the years ended December 31, 2016 and 2015 was $275 and $894, respectively.

During the years ended December 31, 2016 and 2015, the Company invested $0 in construction activities at our Fulton Project and the construction costs through 2013 were deemed impaired due to the discontinuance of the DOE Grant described in Note 3.

Accrued liabilities

	December 31, 2016	December 31, 2015
Payroll and related benefits	$1,345,208	$614,795
Accrued interest	52,017	46,033
Accrued interest – related party	61,709	45,268
Other	90,266	24,663
Total	$1,549,200	$730,759

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

For the below convertible notes to Vis Vires Group, the Company determined that since the conversion prices are variable and do not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan after the six month period specified above. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company accounts for the derivative liability upon the passage of time and the note becoming convertible if not extinguished.

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

Using the Black-Scholes pricing model, with the range of inputs listed below, we calculated the fair market value of the conversion feature upon it being effective (as applicable), at each conversion event, and at each reporting period. The Company recognized a loss of $0 and $12,911 during the years ended December 31, 2016 and 2015 based on these valuations which is included in the accompanying consolidated statements of operations.

	December 31, 2016	December 31, 2015
Annual dividend yield	0%	0%
Expected life (years)	-	0.08 - 0.16
Risk-free interest rate	0	0.14 – 0.29%
Expected volatility	0	216%

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

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance, at each reporting period, and at the conversion date as indicated below. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note was being amortized over the life of the note and accelerated as the note was converted. For the years ended December 31, 2016 and 2015, amortization of the discount was $32,886 and $77,114, respectively, with $0 remaining as of December 31, 2016.

	Final Conversion April 5, 2016 (excluding inception)	December 31, 2015
Annual dividend yield	-	-
Expected life (years)	0.99	1.25 – 2.00
Risk-free interest rate	0.56%	0.61 – 1.06%
Expected volatility	188%	282 - 304%

During the year ended December 31, 2016, the Company issued 105,741,400 shares of common stock for the conversion of $52,950 of principal and $12,550 of interest. The note was fully converted on April 5, 2016.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was originally due on April 8, 2015; however, the Company received an extension through December 31, 2017. The AKR Note requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,323 based the relative fair value of the AKR Warrants compared to the debt. For the years ended December 31, 2016 and 2015, the Company amortized $0 and $11,335 respectively of the discount to interest expense. As of December 31, 2016, unamortized discount of $0 remains. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, however, the Company received an extension through December 31, 2017. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

For the year ended December 31, 2016, the Company amortized on-issuance discounts totaling $0 with $0 remaining, and costs of financing of $0 with $0 remaining related to these notes.

Tarpon Bay Convertible Notes

Pursuant to a contemplated 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on August 31, 2016, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was February 28, 2017. This note is convertible by Tarpon into the Company’s common shares at a 50% discount to the lowest closing bid price for the common stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the year ended December 31, 2016, amortization of $21,111, was recognized to interest expense related to the discount on the note. As of December 31, 2016, a discount of $3,889 remained which is being amortized through the maturity date.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market each quarter and as of December 31, 2016 which resulted in a gain of approximately $9,200. The Company used the following range of assumptions for the year ended December 31, 2016:

Year ended December 31, 2016
Annual dividend yield	0%
Expected life (years)	0.16 - 0.5
Risk-free interest rate	0.47 - 0.51%
Expected volatility	176 - 196%

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had maturity date of July 17, 2015. The Company is currently in default of the Kodiak Note.

As of December 31, 2016, the balance outstanding on the Kodiak Note was $40,000. No funds were received from the Kodiak Note. Because the Kodiak Note was issued for no cash consideration, there was a full on-issuance discount, of which $60,000 was amortized as of December 31, 2016, and $0 remains to be amortized.

NOTE 6 – OUTSTANDING WARRANT LIABILITY

The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

The Company issued 428,571 warrants to purchase common stock in connection with a Stock Purchase Agreement entered into in 2011 with Lincoln Park Capital, LLC. These warrants are accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value. These warrants expired on January 19, 2016.

	January 19, 2016	December 31, 2015
Annual dividend yield	-	-
Expected life (years)	0	0.05
Risk-free interest rate	0.21%	0.14%
Expected volatility	179%	216%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of $199 and $16,368 during the years ended December 31, 2016 and 2015, respectively.

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

The warrants expired on January 19, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Future annual minimum lease payments under the above lease agreements, at December 31, 2016 are as follows:

Years ending
December 31,
2017	$125,976
2018	125,976
2019	125,976
2020	125,976
2021	125,976
Thereafter	2,400,064
Total	$3,029,944

Rent expense under non-cancellable leases was approximately $123,000 and $123,000 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, $298,468 and $174,964 of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets.

The Company has received notice from the County of Itawamba that it is currently in default of the lease due to non payment and could be subject to lease cancellation if it cannot make payments or other arrangements. As of December 31, 2016, the Company has accrued $34,903 of default interest, at a rate of 10% per annum, due to the nonpayment of the lease. The Company is working with the County of Itawamaba to resolve this issue and hopefully ensure continued access to the potential project site.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the SEC, as further described elsewhere in this annual report. In connection with such notice, on August 1, 2016, the Company entered into a settlement with the SEC. Pursuant to the settlement, the Company agreed to pay a civil penalty of $25,000 to the SEC. On July 29, 2016, the Company made an initial payment of $5,000 to the SEC. The remaining $20,000 balance will be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has accrued the balance on the accompanying consolidated financial statements for such settlement.

Legal Proceedings

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

Net income (loss) attributable to the redeemable noncontrolling interest during the year ended December 31, 2016 and 2015 was $(4,634) and $747, respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net income was presented in the consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

We have authorized the issuance of a total of 1,000,000 shares of our Series A Preferred Stock. See Note 1 for rights and preferences.

Stock Options

As of December 31, 2016, and 2015 there were no options that remained outstanding.

Shares Issued for Services

During the year ended December 31, 2016, the Company issued a total of 72,000 shares to the Board of Directors, pursuant to stock compensation due to them under their Director Agreements. The Company issued no shares of stock for services provided in 2015.

Warrants

See Notes 5, 6, 9 and 10 for warrants issued with debt and equity financings.

There were no warrant issuances for the years ended December 31, 2016 and 2015.

There were no warrant exercises for the years ending December 31, 2016 and 2015.

A summary of the status of the warrants for the years ended December 31, 2016 and 2015 changes during the periods are presented as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at December 31, 2014	23,528,571	$0.01	1.4
Issued during the year	-	-
Exercised during the year	-	-
Expired during the year	-	-
Outstanding and exercisable at December 31, 2015	23,528,571	$0.01	0.4
Issued during the year	-	-
Exercised during the year	-	-
Expired during the year	23,528,571	-
Outstanding and exercisable at December 31, 2016	-	$-	-

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had maturity date of July 17, 2015. As of December 31, 2016, the balance outstanding on the Kodiak Note was $40,000. The Company is currently in default of the Kodiak Note. Because the note was issued for no cash consideration, there was a full on-issuance discount, of which $0 and $55,714 was amortized during the years ended December 31, 2016 and 2015, and $0 and $0 remains to be amortized, respectively.

Concurrently with the Purchase Agreement, on December 17, 2014, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Kodiak. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement (the “Registration Statement”) with the SEC to cover the Registered Securities, within thirty (30) days of closing, and must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Registration was filed, on January 2, 2015, and declared effective on February 11, 2015. As of December 31, 2016, the Purchase Agreement with Kodiak has been terminated.

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

Board of Directors Common Stock Issuance

The Company issued 18,000 shares of common stock to each of its Board Members, which the Company valued at $144 based on the closing market price of the Company’s common stock on the date of grant. See Note 7 for additional information.

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

Asset Transfer Agreement with ARK Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2016 and 2015, the Company had not incurred any liabilities related to the agreement.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $250,000 on October 5, 2016. As of December 31, 2016, the outstanding balance on the line of credit was approximately $240,924 with $9,076 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of December 31, 2016 and 2015, $31,709 and $15,268 respectively, in accrued interest is owed under this line of credit and included with accrued liabilities.

Loan Agreement

On December 15, 2010, the Company entered into a loan agreement (the “Loan Agreement”) by and between Arnold Klann, the Chief Executive Officer, Chairman of the board of directors and, at the time, the majority shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of Two Hundred Thousand United States Dollars ($200,000) (the “Loan”). The Loan Agreement requires the Company to (i) pay to the Lender a one-time amount equal to fifteen percent (15%) of the Loan (the “Fee Amount”) in cash or shares of the Company’s common stock at a value of $0.50 per share, at the Lender’s option; and (ii) issue the Lender warrants allowing the Lender to buy 500,000 common shares of the Company at an exercise price of $0.50 per common share, such warrants expired on December 15, 2013. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide One Million United States Dollars ($1,000,000) to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash or shares of the Company’s common stock, at the Lender’s option. As of December 31, 2016 and 2015, $200,000 remained outstanding on this loan.

Accrued Salaries of Company Officers

As of December 31, 2016 and 2015, $792,833 and $341,833, respectively, in accrued and unpaid salaries for Company officers Arnold Klann, John Cuzens, and Necitas Sumait accrued within accrued liabilities in the consolidated financial statements.

NOTE 11 – INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Current tax provision
Federal	$-	$-
State	2,940	2,543
Total	$2,940	$2,543

Deferred tax provision (benefit)
Federal	(382,631)	(227,080)
State	(76,619)	(32,542)
Valuation allowance	459,250	259,622
Total
Total provision for income taxes	$2,940	$2,543

Current taxes in 2016 and 2015 consist primarily of minimum state taxes.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
US federal statutory income tax rate	30%	30%
State tax - net of benefit	4%	4%
	34%	34%

Permanent differences	2%	(14)%
Reserves and accruals	(21)%	(15)%
Changes in deferred tax assets	32%	(5)%
Other	(9)%	7%
Increase in valuation allowance	(38)%	(7)%
Effective tax rate	0%	0%

The components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Deferred income tax assets
Net operating loss carryforwards	$7,927,043	$7,593,325
Reserves and accruals	321,448	195,916
Valuation allowance	(8,248,491)	(7,789,241)
	$-	$-

The Company’s deferred tax assets consist primarily of net operating loss (“NOL”) carry forwards of approximately $7,927,000 and $7,593,000 at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $23.4 million and $22.2 million, respectively. At December 31, 2015, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $22.3 million and $22.3 million, respectively. The Company’s valuation allowance increased by approximately $459,000 for the year ended December 31, 2016, and increased by approximately $260,000 for the year ended December 31, 2015. Federal and California NOL’s have begun to expire and fully expire in 2036. For federal tax purposes these carry forwards expire in twenty years beginning in 2026.

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

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2014 through 2016 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2013 through 2016 and currently does not have any ongoing tax examinations.

In addition, the Company is not current in their federal and state income tax filings prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

