Form 10-Q
period 2017-03-31
Bluefire Renewables, Inc.
filed 2017-05-16
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2017, there were 408,203,492 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$6,849	$161,991
Prepaid expenses	30,144	977
Total current assets	36,993	162,968

Total assets	$36,993	$162,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,158,000	$1,162,788
Accrued liabilities	1,655,568	1,549,200
Notes payable	420,000	420,000
Line of credit, related party	240,924	240,924
Note payable to a related party	200,000	200,000
Convertible notes payable, net of discount of $0 and $3,889, respectively	25,000	21,111
Derivative liability	28,125	27,104
Total current liabilities	3,727,617	3,621,127

Total liabilities	3,727,617	3,621,127

Commitments and contingencies (Note 6)

Redeemable noncontrolling interest	860,116	860,980

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 408,235,664 and 408,235,664 shares issued; and 408,203,492 and 408,203,492 outstanding, as of March 31, 2017 and December 31, 2016, respectively	408,236	408,236
Additional paid-in capital	17,068,865	17,068,865
Treasury stock at cost, 32,172 shares at March 31, 2017 and December 31, 2016	(101,581)	(101,581)
Accumulated deficit	(21,926,260)	(21,694,659)
Total stockholders’ deficit	(4,550,740)	(4,319,139)

Total liabilities and stockholders’ deficit	$36,993	$162,968

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Revenues:
Department of Energy grant revenue	$-	$-
Total revenues	-	-

Cost of revenue	-	-
Gross margin	-	-

Operating expenses:
Project development	30,803	100,297
General and administrative	175,925	297,561
Total operating expenses	206,728	397,858

Operating loss	(206,728)	(397,858)

Other income and (expense):
Amortization of debt discount	(3,889)	(32,866)
Interest expense	(13,680)	(29,303)
Related party interest expense	(7,147)	(1,440)
Gain from change in fair value of warrant liability	-	199
Gain (loss) from change in fair value of derivative liability	(1,021)	151,576
Total other income and (expense)	(25,737)	88,166

Loss before income taxes	(232,465)	(309,692)
Provision for income taxes	-	153
Net loss	$(232,465)	$(309,845)

Net loss attributable to noncontrolling interest	(864)	(1,479)
Net loss attributable to controlling interest	$(231,601)	$(308,366)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	408,203,492	355,159,944

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Cash flows from operating activities:
Net loss	$(232,465)	$(309,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in the fair value of warrant liability	-	(199)
Loss (gain) from change in fair value of derivative liability	1,021	(151,576)
Amortization of debt discounts	3,889	32,866
Depreciation	-	275
Excess fair value of common stock issued for accrued interest	-	7,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,167)	5,314
Accounts payable	(4,788)	82,966
Accrued liabilities	106,368	285,143
Net cash used in operating activities	(155,142)	(47,856)

Cash flows from financing activities:
Proceeds from related party line of credit/notes payable	-	24,000
Net cash provided by financing activities	-	24,000

Net decrease in cash and cash equivalents	(155,142)	(23,856)

Cash and cash equivalents beginning of period	161,991	26,922

Cash and cash equivalents end of period	$6,849	$3,066

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$52,950
Accrued interest converted to common stock	$-	$7,700
Derivative liability reclassed to additional paid-in capital	$-	$139,303

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has incurred losses since inception. Management has funded operations primarily through proceeds received in connection with a reverse merger, loans from its Chief Executive Officer, the private placement of the Company’s common stock in December 2007 for net proceeds of approximately $14,500,000, the issuance of convertible notes with warrants in July and August of 2007, various convertible notes, and Department of Energy reimbursements from 2009 to 2015. The Company may encounter further difficulties in establishing operations due to the time frame of developing, constructing and ultimately operating the planned bio-refinery projects.

As of March 31, 2017, the Company has negative working capital of approximately $3,691,000. Management has estimated that operating expenses for the next 12 months will be approximately $750,000 excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of May 15, 2017, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

We estimate the total construction cost of the bio-refinery to be in the range of approximately $300 million for the Fulton Project. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project until financing for the construction of the Fulton plant is obtained.

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

The Company’s business, industry and operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieving and maintaining profitability in the Company’s industry segment. As a result, the Company’s products may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and services and enhance our current products on a timely and cost-effective basis. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate non-compliance with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

The risks related to the Company’s plans to sell engineering services are that the Company currently has no sales and limited marketing capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our services. Developing a marketing and sales force is also time consuming and could delay the launch of our future bio-ethanol plants. In addition, the Company will compete with other engineering companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote sales and marketing.

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

The long time horizon of project development and financing for the Company’s intended biorefinery projects may make it difficult to keep key project contracts active and in force with the Company’s limited resources. There is no guarantee the Company can keep them active or find suitable replacements if they do expire or are canceled.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three months ended March 31, 2017 and 2016, research and development costs included in Project Development were approximately $31,000, and $100,000, respectively.

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

The Company did not have any Level 1 financial instruments at March 31, 2017 or December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company’s derivative liabilities are considered a Level 2 item (see Notes 4 and 5).

As of March 31, 2017 and December 31, 2016 the Company’s redeemable noncontrolling interest is considered a Level 3 item and changed during the three months ended March 31, 2017 as follows.

Balance at December 31, 2016	$860,980
Net loss attributable to noncontrolling interest	(864)
Balance at March 31, 2017	$860,116

See Note 8 for details of valuation and changes during the years 2017 and 2016.

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

As of March 31, 2017 and December 31, 2016, four vendors made up approximately 84% and 82% of accounts payable, respectively.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2017 and 2016, the Company had 0 and 23,100,000 warrants, respectively, for which, in 2016, 23,100,000 warrants had an exercise price which was in excess of the average closing price of the Company’s common stock during the corresponding quarter, and thus 0 and 23,100,000 warrants, respectively, were excluded from dilutive EPS calculations under the treasury stock method of accounting. In addition, due to the net loss in the periods presented, the warrants’ effects are antidilutive and therefore, excluded from diluted EPS calculations.

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

NOTE 3 - DEVELOPMENT CONTRACTS

Department of Energy Awards 1 and 2

In February 2007, the Company was awarded a grant for up to $40 million from the U.S. Department of Energy’s (“DOE”) cellulosic ethanol grant program to develop a solid waste biorefinery project. During October 2007, the Company finalized Award 1 for a total approved budget of just under $10,000,000 with the DOE. This award was a 60%/40% cost share, whereby 40% of approved costs may be reimbursed by the DOE pursuant to the total $40 million award announced in February 2007.

In December 2009, as a result of the American Recovery and Reinvestment Act, the DOE increased Award 2 to a total of $81 million for Phase II of its Fulton Project. In September 2012, Award 1 was officially closed.

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

NOTE 4 - NOTES PAYABLE

For the below convertible notes, the Company determined that since the conversion prices are variable and do not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan after the six- month period specified above. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished.

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

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance and at each conversion, and reporting date. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note was amortized over the life of the note. During the three months ended March 30, 2016, amortization of the discount was $32,866 with $0 remaining.

	Final Conversion April 5, 2016 (Excluding Inception)	March 31, 2016
Annual dividend yield	-	-
Expected life (years)	0.99	1.25 - 2.00
Risk-free interest rate	0.56%	0.61 – 1.06%
Expected volatility	188%	282 – 304%

During the three months ended March 31, 2016, the Company issued 96,830,000 shares of common stock for the conversion of approximately $53,000 of principal and $8,000 of accrued interest. The note was fully converted on April 5, 2016.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015; however, the Company has received multiple extensions to the due date moving it to December 31, 2017. The AKR Note requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

The Company valued the AKR Warrants as of the date of the note and recorded a discount of $42,323 based on the relative fair value of the AKR Warrants compared to the debt. The discount was fully amortized as of the original maturity date of April 8, 2015. The Company assessed the fair value of the AKR Warrants based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

April 8, 2014
Annual dividend yield	-
Expected life (years) of	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014; however, the Company has received multiple extensions to the due date moving it to December 31, 2017. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. The Company may prepay the debt prior to maturity with no prepayment penalty.

Tarpon Bay Convertible Note

Pursuant to a contemplated 3(a)10 transaction, which would be used to reduce aged liabilities of the Company, with Tarpon Bay Partners LLC (“Tarpon”), on August 31, 2016, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was February 28, 2017. This note is convertible by Tarpon into the Company’s common shares at a 50% discount to the lowest closing bid price for the common stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the three months ended March 31, 2017, amortization of $3,889, was recognized related to the discount on the note. As of March 31, 2017, a discount of $0 remained.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market each quarter and as of March 31, 2017 which resulted in a loss of approximately $1,000. The Company used the following assumptions for the three months ended March 31, 2017:

March 31, 2017
Annual dividend yield	-
Expected life (years) of	0.01
Risk-free interest rate	0.74%
Expected volatility	174%

Although Tarpon Bay can convert the note at any time, as of March 31, 2017 no conversions have occurred. The Company is working with Tarpon Bay in order to ascertain how to move forward with the proposed 3(a)10 transaction.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has maturity date of July 17, 2015. No funds were received for this note. The Company is currently in default of the Kodiak Note.

As of March 31, 2017, the balance outstanding on the Kodiak Note was $40,000.

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

January 19, 2016
Annual dividend yield	-
Expected life (years) of	0
Risk-free interest rate	0.21%
Expected volatility	179%

In connection with these warrants, the Company recognized a gain on the change in fair value of warrant liability of approximately $199 during the three months ended March 31, 2016.

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

Rent expense under non-cancellable leases was approximately $30,900, and $30,900 during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and 2016, $329,334 and $205,840 of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively.

The Company is currently in default of the lease due to non payment and could be subject to lease cancellation if it cannot make payments or other arrangements with the County of Itawamba. As of March 31, 2017, the Company has accrued $42,521 of default interest due to the nonpayment of the lease. Subsequent to March 31, 2017, the Company received a demand for payment of the outstanding amount due to the County of Itawamba. The Company is working with the County of Itawamba to resolve this issue and hopefully ensure continued access to the potential project site. See Note 10 for more information.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the Securities and Exchange Commission (SEC), as further described elsewhere in this quarterly report. In connection with such notice, on August 1, 2016, the Company entered into a settlement with the SEC. Pursuant to the settlement, the Company agreed to pay a civil penalty of $25,000 to the SEC. On July 29, 2016, the Company made an initial payment of $5,000 to the SEC. The remaining $20,000 balance will be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has accrued the balance on the accompanying consolidated financial statements for such settlement. The Company has yet to make an additional payment and as of May 15, 2017, the Company has received no further communication from the SEC.

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

Related Party Line of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $250,000 on October 5, 2016. As of March 31, 2017, the outstanding balance on the line of credit was approximately $240,924 with $9,076 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of March 31, 2017, approximately $38,856 in accrued interest is owed under this line of credit and included with accrued liabilities.

Accrued Salaries

As of March 31, 2017 and December 31, 2016, accrued salary due to the Chief Executive Officer included within accrued liabilities was $395,500 and $339,000, respectively.

Total accrued and unpaid salary of all employees is $1,416,329 and $1,330,777 as of March 31, 2017, and December 31, 2016, respectively, representing 21 months of accrual at March 31, 2017.

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

Net loss attributable to the redeemable noncontrolling interest during for the three months ended March 31, 2017 and 2016 was $864 and $1,479, respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the consolidated statements of operations.

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

The Purchase Agreement will terminate on the earlier of (i) on the date on which Kodiak shall have purchased Put Shares pursuant to this Agreement for an aggregate Purchase Price of the Maximum Commitment Amount or (ii) December 31, 2016. The Purchase Agreement is now terminated.

NOTE 10 - SUBSEQUENT EVENTS

On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company has appealed for an extension or forgiveness of the past due liability but considers the site lease cancelled as of May 10, 2017. As of the date of this filing, the Company has not received a response to its appeal. See Note 6 for more information.

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

Our initial planned bio-refinery in North America is projected as follows:

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

In 2014, BlueFire signed an Engineering Procurement and Construction (EPC) contract with China Three Gorges Corporation and its subsidiary China International Water & Electric, a large Chinese Engineering Procurement and Construction company. In tandem with the new EPC contractor, the company is engaging Chinese banks to provide the debt financing for the Fulton Project. BlueFire has received a letter of intent from the Export Import Bank of China to provide up to $270 million in debt financing for the Fulton project. The letter of intent and EPC agreement have since expired and BlueFire is actively seeking the remaining equity in order to reestablish the letter of intent or to find other banking entities capable of financing the Fulton Project and to issue the notice to proceed to reestablish the EPC Contract. A commitment for the equity portion of the financing has been the major delay in the financing and the Company is focusing most of its efforts on finding suitable partners. No definitive agreements have been executed in regards to the Letter of Intent for financing.

The Company has received notice from Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, that due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016 that Tenaska Commodities, LLC terminated the market price contract on December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

The Company is currently in default of its obligations under the site lease agreement with the County of Itawamba for the Fulton Project and subsequent to March 31, 2017, the Company received a letter from the Country of ltawamba stating that the lease for the Fulton Project would be canceled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company has appealed for an extension or forgiveness of the past due liability but consider the site lease canceled as of May 10,2017. As of the date of this filing, the Company has not recived a response to its appeal.

The Company is still actively pursuing the Fulton Project and working to reinstate all Project agreements and raise the capital needed to construct the facility but can make no assurances that it will be successful. The engineering package and other pertinent process documents generated can be used at another suitable location if efforts to continue with the Fulton Project are unsuccessful.

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

The Company is currently in default of its obligations under the site lease agreement with the County of Itawamba and the Company received a letter from the Country of ltawamba stating that the lease for the Fulton Project would be canceled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company has appealed for an extension or forgiveness of the past due liability but consider the site lease canceled as of May 10,2017. As of the date of this filing, the Company has not recived a response to its appeal.

The Company has received notice from Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, that due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016 that Tenaska Commodities, LLC terminated the market price contract on December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Project Development

For the three months ended March 31, 2017, our project development costs were approximately $31,000, compared to project development costs of approximately $100,000 for the same period during 2016. The decrease in project development costs was primarily due to the reduction in the number of employees and reduced activities on the Fulton project.

General and Administrative Expenses

General and administrative expenses were approximately $176,000 for the three months ended March 31, 2017, compared to $298,000 for the same period in 2016. The decrease in general and administrative costs is mainly due to the reduction in number of employees and associated overhead costs caused by the Company’s capital constraints.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of May 15, 2017, we had cash and cash equivalents of $3,300.

Management has estimated that operating expenses for the next twelve months will be approximately $750,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For 2017, the Company intends to fund its operations from the potential sale of Fulton Project equity ownership, potential consulting opportunities, from the sale of debt or equity instruments, and from a potential merger or sale of the Company. As of May 15, 2017, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the three months ended March 31, 2017 and 2016, we used cash of approximately $155,000 and $48,000 in operating activities, respectively. During the 2017 period we had a net loss of approximately $232,000, which included add back non-cash net losses of approximately $4,900 and net cash provided by operating assets and liabilities of approximately $72,400. During the 2016 period, we had a net loss of approximately $310,000, which included add back non-cash net gains of approximately $111,000 and net cash provided by operating assets and liabilities of approximately $373,000. The increase in cash usage was due to the Company paying certain accrued liabilities with the proceeds of the sale of the Lancaster property in December 2016.

During the three months ended March 31, 2017 and 2016, there were no funds used in investing activities.

During the three months ended March 31, 2017 and 2016, we had positive cash flow from financing activities of approximately $0 compared to approximately $24,000, respectively, related to proceeds received from the related party line of credit.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of derivative liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 5, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

Other than disclosed herein, there has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Except as detailed below, there is no other information required to be disclosed under this item which was not previously disclosed.

On May 1, 2017 the Company received a letter from the Country of ltawamba stating that the lease for the Fulton Project would be canceled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company has appealed for an extension or forgiveness of the past due liability but consider the site lease canceled as of May 10,2017. As of the date of this filing, the Company has not recived a response to its appeal.

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

BLUEFIRE RENEWABLES, INC.

Date: May 15, 2017	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

