Form 10-Q
period 2017-06-30
Bluefire Renewables, Inc.
filed 2017-08-15
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 15, 2017, there were 449,124,553 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$450	$161,991
Prepaid expenses	21,394	977
Total current assets	21,844	162,968

Total assets	$21,844	$162,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,202,325	$1,162,788
Accrued liabilities	1,799,637	1,549,200
Notes payable	420,000	420,000
Line of credit, related party	244,211	240,924
Note payable to a related party	200,000	200,000
Convertible notes payable, net of discount of $0 and $3,889, respectively	19,500	21,111
Derivative liability	24,987	27,104
Total current liabilities	3,910,660	3,621,127

Total liabilities	3,910,660	3,621,127

Commitments and contingencies (Note 4)

Redeemable noncontrolling interest	859,524	860,980

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued outstanding, as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 418,235,664 and 408,235,664 shares issued; and 418,203,492 and 408,203,492 outstanding, as of June 30, 2017 and December 31, 2016, respectively	418,236	408,236
Additional paid-in capital	17,071,865	17,068,865
Treasury stock at cost, 32,172 shares at June 30, 2017 and December 31, 2016	(101,581)	(101,581)
Accumulated deficit	(22,136,860)	(21,694,659)
Total stockholders’ deficit	(4,748,340)	(4,319,139)

Total liabilities and stockholders’ deficit	$21,844	$162,968

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2017	For the Three Months ended June 30, 2016	For the Six Months ended June 30, 2017	For the Six Months ended June 30, 2016

Revenues:
Department of Energy grant revenue	$-	$-	$-	$-
Total revenues	-	-	-	-

Cost of revenue
Consulting revenue	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
Project development	41,978	70,130	72,781	170,427
General and administrative	149,047	211,065	324,972	508,626
Total operating expenses	191,025	281,195	397,753	679,053

Operating loss	(191,025)	(281,195)	(397,753)	(679,053)

Other income and (expense):
Amortization of debt discount	-	-	(3,889)	(32,866)
Interest expense	(8,476)	(11,437)	(22,156)	(40,740)
Related party interest expense	(7,329)	(3,343)	(14,476)	(4,783)
Gain on settlement of accounts payable and accrued liabilities	-	10,335	-	10,335
Change in fair value of warrant liability	-	-	-	199
Change in fair value of derivative liability	(4,362)	-	(5,383)	151,576
Total other income and (expense)	(20,167)	(4,445)	(45,904)	83,721

Loss before income taxes	(211,192)	(285,640)	(443,657)	(595,332)
Provision for income taxes	-	-	-	153
Net loss	$(211,192)	$(285,640)	$(443,657)	$(595,485)

Loss attributable to non-controlling interest	(592)	(1,067)	(1,456)	(2,546)
Net loss attributable to controlling interest	$(210,600)	$(284,573)	$(442,201)	$(592,939)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	409,412,284	410,350,656	408,814,604	382,877,984

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(443,657)	$(595,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	-	(199)
Change in fair value of derivative liability	5,383	(151,576)
Gain on settlement of accounts payable and accrued liabilities	-	(10,335)
Amortization	3,889	32,866
Depreciation	-	276
Excess fair value of common stock issued for accrued interest	-	7,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,417)	5,314
Accounts payable	39,537	106,580
Accrued liabilities	250,437	468,337
Net cash used in operating activities	(164,828)	(137,022)

Cash flows from financing activities:
Proceeds from related party line of credit/notes payable	3,287	113,014
Net cash provided by financing activities	3,287	113,014

Net decrease in cash and cash equivalents	(161,541)	(24,008)

Cash and cash equivalents beginning of period	161,991	26,922

Cash and cash equivalents end of period	$450	$2,914

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$5,500	$52,950
Interest converted to common stock	$-	$12,547
Derivative liability reclassed to additional paid-in capital	$7,500	$-

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

Due to the Company’s struggles in securing sufficient financing necessary to enact its business plan, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still under way and there can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months.

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

As of June 30, 2017, the Company has negative working capital of approximately $3,889,000. Management has estimated that operating expenses for the next 12 months will be approximately $750,000 excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of August 15, 2017, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. All site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. In addition, the County of Itawamba sent notice that it would terminate the lease for the Fulton Project on May 10, 2017 if full payment was not made. The Company was unable to make payment but received a letter stating that access to the site would be on a first-come, first-served basis. See Note 4.

We estimate the total construction cost of the bio-refinery to be in the range of approximately $300 million for the Fulton Project. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is currently in discussions with potential sources of financing for this facility but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project or any other opportunity until financing for the Company and the construction of the Fulton project is obtained.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities with almost 100% of the allocation being employee salaries. During the three and six months ended June 30, 2017 and 2016, development costs included in Project Development were approximately $42,000, $73,000, $70,000, and $170,000, respectively.

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

The Company did not have any Level 1 financial instruments at June 30, 2017 or December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company’s derivative liabilities are considered a Level 2 item (see Note 3).

As of June 30, 2017 and December 31, 2016 the Company’s redeemable non-controlling interest is considered a Level 3 item and changed during the six months ended June 30, 2017 as follows.

Balance at December 31, 2016	$860,980
Net loss attributable to non-controlling interest	(1,456)
Balance at June 30, 2017	$859,524

See Note 6 for details of valuation and changes during the years 2017 and 2016.

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

Concentrations of Credit Risk

As of June 30, 2017 and December 31, 2016, four vendors made up approximately 86% and 82% of accounts payable, respectively.

Loss per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2017 and 2016, the Company has convertible notes outstanding that are dilutive and convertible into the Company’s common stock. However, due to the net loss in each respective period, these were excluded from diluted EPS as their effects would be anti-dilutive.

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

NOTE 3 – NOTES PAYABLE

From time-to-time, the Company enters into convertible notes with third parties as indicated below.

For the below convertible notes, the Company determined that since the conversion prices are variable and do not contain a floor, the conversion feature represents a derivative liability upon the ability to convert the loan after the six month period. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished.

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

	Final Conversion April 5, 2016 (Excluding Inception)	April 2, 2015
Annual dividend yield	-	-
Expected life (years)	0.99	2.00
Risk-free interest rate	0.56%	0.55%
Expected volatility	188%	301.07%

During the six months ended June 30, 2016, the Company issued 105,741,400 shares of common stock for the conversion of approximately $65,500, including approximately $52,950 of principal and $12,550 of accrued interest. As of April 5, 2016, the JMJ Note was fully converted into shares of Company stock and as such repaid in full.

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was due on April 8, 2015; however, the Company has received multiple extensions to the due date moving it to December 31, 2017. The AKR Note requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). All AKR Warrants were expired as of April 8, 2016. The Company had the ability to prepay the debt, prior to maturity, as extended, with no prepayment penalty.

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

April 8, 2014
Annual dividend yield	-
Expected life (years)	1.41 - 2.00
Risk-free interest rate	0.40%
Expected volatility	183% - 206%

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

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the six months ended June 30, 2017, amortization of $3,889, was recognized related to the discount on the note. As of June 30, 2017, a discount of $0 remained.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market each quarter and as of June 30, 2017 which resulted in a loss of approximately $1,000. The Company used the following assumptions for the three months ended June 30, 2017:

June 30, 2017
Annual dividend yield	-
Expected life (years)	0.01
Risk-free interest rate	0.84%
Expected volatility	150.26%

During the three months ended June 30, 2017, the Company issued 10,000,000 shares of common stock to pay down $5,500 of the Tarpon Bay Convertible Note. The Company is working with Tarpon Bay in order to ascertain how to move forward with the proposed 3(a)10 transaction.

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and has a maturity date of July 17, 2015. No funds were received for this note. The Company is currently in default of the Kodiak Note.

As of June 30, 2017, the balance outstanding on the Kodiak Note was $40,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

The Company is currently in default of the lease due to non payment. On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The Company will work to reinstate when financing is obtained.

Rent expense under non-cancellable leases was approximately $13,676, $44,552, $30,876 and $61,752 during the three and six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, $343,010 and $298,468, respectively, of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively.

The Company considers the lease cancelled as of May 10, 2017. As of June 30, 2017, the Company has accrued $46,131 of default interest due to the nonpayment of the lease.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the Securities and Exchange Commission (SEC), as further described elsewhere in this quarterly report. In connection with such notice, on August 1, 2016, the Company entered into a settlement with the SEC. Pursuant to the settlement, the Company agreed to pay a civil penalty of $25,000 to the SEC. On July 29, 2016, the Company made an initial payment of $5,000 to the SEC. The remaining $20,000 balance was to be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has accrued the balance on the accompanying consolidated financial statements for such settlement. The Company has yet to make an additional payment due to capital constraints and as of August 15, 2017 the Company has received no further communication from the SEC in regards to the settlement or further payment.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $250,000 on October 5, 2016. As of June 30, 2017, the outstanding balance on the line of credit was approximately $244,211 with $5,789 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of June 30, 2017, $46,184 in accrued interest is owed under this line of credit and included with accrued liabilities.

Accrued Salaries

As of June 30, 2017 and December 31, 2016, accrued salary due to the Chief Executive Officer included within accrued liabilities was $433,167 and 339,000, respectively.

Total accrued and unpaid salary of all employees is $1,544,657 and $1,330,777 as of June 30, 2017, and December 31, 2016, respectively, representing 24 months of accrual at June 30, 2017.

NOTE 6 – REDEEMABLE NON-CONTROLLING INTEREST

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

Net loss attributable to the redeemable non-controlling interest during for the three and six months ended June 30, 2017 and 2016 was $592, $1,456, $1,067 and $2,546, respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of loss was presented on the statement of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Please see Note 3 for information on current conversion of notes payable to the Company’s common stock.

NOTE 8 – SUBSEQUENT EVENTS

On July 10, 2017, the Company issued 18,000,000 shares of common stock to pay down $10,800 of the Tarpon Bay convertible note. See Note 3.

On August 9, 2017, the Company issued 12,888,889 shares of common stock to pay down $5,800 of the Tarpon Bay convertible note. See Note 3.

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

The Company is currently in default of its obligations under the site lease agreement with the County of Itawamba. On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The Company will continue to speak with the County of Itawamba to keep the site location active as long as possible and work to reinstate the lease when financing is obtained.

The Company is still actively pursuing the Fulton Project and working to reinstate all Project agreements and raise the capital needed to construct the facility but can make no assurances that it will be successful. The engineering package and other pertinent process documents generated can be used at another suitable location if efforts to continue with the Fulton Project are unsuccessful.

Other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

●	In February of 2012, SucreSource announced its first client GS Caltex, a South Korean petroleum company. In the same month, it received the first payment under the Professional Services Agreement (PSA) for work on a facility in South Korea. As of March 31, 2015, SucreSource has completed and fulfilled all initial work and obligations under the fixed portion of the agreement. Any future work product and additional services will be billed on an hourly basis when services are performed as GS Caltex continues to develop facilities in South Korea.

BlueFire’s capital requirement strategies for its planned bio-refineries and general company operations are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place and no assurances can be made that the Company will be able to procure financing on terms acceptable to the Company or at all.

●	The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (“2014 Farm Bill”) including changes to Section 9003 Biorefinery Assistance Program of Title IX (“9003 Biorefinery Assistance Program” or the “Program”) to expand the Program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the 2014 Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	Apply for public funding to leverage private capital raised by us, as applicable.

●	Sale of consulting services to project developers and technology companies.

●	The issuance of debt and/or equity to fund operations.

●	Leverage existing relationships with Chinese or South Korean strategic partners for investment.

●	The sale of Company assets or entertaining suitors for acquisition of part or all of Company and the Company’s ongoing projects.

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

The Company is currently in default of its obligations under the site lease agreement with the County of Itawamba. On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The Company will continue to speak with the County of Itawamba to keep the site location active as long as possible and work to reinstate the lease when financing is obtained.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Project Development

For the three months ended June 30, 2017, our project development costs were approximately $42,000, compared to project development costs of $70,000 for the same period during 2016. The decrease in project development costs was primarily due to the reduction in the number of employees, the land lease termination by the County of Itawamba, and reduced activities on the Fulton project.

General and Administrative Expenses

General and administrative expenses were approximately $149,000 for the three months ended June 30, 2017, compared to $211,000 for the same period in 2016. The decrease in general and administrative costs is mainly due to the reduction in number of employees and associated overhead costs caused by the Company’s capital constraints.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Project Development

For the six months ended June 30, 2017, our project development costs were approximately $72,800 compared to project development costs of $170,400 for the same period during 2016. The decrease in project development costs was primarily due to the reduction in the number of employees, the land lease termination by the County of Itawamba, and reduced activities on the Fulton project.

General and Administrative Expenses

General and administrative expenses were approximately $325,000 for the six months ended June 30, 2017, compared to $508,600 for the same period in 2016. The decrease in general and administrative costs is mainly due to the reduction in number of employees and associated overhead costs caused by the Company’s capital constraints.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of August 15, 2017, we had cash and cash equivalents of $450.

Management has estimated that operating expenses for the next twelve months will be approximately $750,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For 2017, the Company intends to fund its operations from the potential sale of Fulton Project equity ownership, potential consulting opportunities, from the sale of debt or equity instruments, and from a potential merger or sale of the Company. As of August 15, 2017, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the six months ended June 30, 2017 and 2016, we used cash of approximately $164,800 and $137,000 in operating activities. During the 2017 period, we had a net loss of approximately $443,700, which included add back non-cash charges of approximately $9,272 and net cash usage stemming from operating assets and liabilities of approximately $269,557. During the 2016 period, we had a net loss of approximately $595,000, which included add back non-cash charges of approximately $(122,000) and net cash usage stemming from operating assets and liabilities of approximately $580,000. The increase in cash used was due to the Company selling the Lancaster property in December 2016 and using the proceeds to pay down accrued payables and fund ongoing operations.

During the six months ended June 30, 2017, we had positive cash flow from financing activities of approximately $3,300 compared to approximately $113,000 for the same period in 2016. During the six months ended June 30, 2017, the Company issued 10,000,000 shares of common stock in the conversion of convertible notes compared to 0 shares of common stock issued during the six months ended June 30, 2016.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On October 11, 2016, pursuant to the terms and conditions of the Wells Settlement, the Company made an initial payment of five thousand dollars ($5,000) to the SEC. The remaining balance of the penalty will be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has yet to make an additional payment and as of August 15, 2017 the Company has received no further communication from the SEC in regards to the Settlement or further payment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017.

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

BLUEFIRE RENEWABLES, INC.

Date: August 15, 2017	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

