Form 10-Q
period 2017-09-30
Bluefire Renewables, Inc.
filed 2017-11-20
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2017

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

As of November 20, 2017, there were 499,680,109 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$426	$161,991
Prepaid expenses	12,644	977
Total current assets	13,070	162,968

Total assets	$13,070	$162,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,226,810	$1,162,788
Accrued liabilities	1,940,471	1,549,200
Notes payable	420,000	420,000
Line of credit, related party	253,074	240,924
Note payable to a related party	200,000	200,000
Convertible notes payable, net of discount of $0 and $3,889, respectively	-	21,111
Derivative liability	-	27,104
Total current liabilities	4,040,355	3,621,127

Total liabilities	4,040,355	3,621,127

Commitments and contingencies (Note 4)

Redeemable noncontrolling interest	859,377	860,980

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued outstanding, as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 462,680,109 and 408,235,664 shares issued; and 462,647,938 and 408,203,492 outstanding, as of September 30, 2017 and December 31, 2016, respectively	462,681	408,236
Additional paid-in capital	17,072,974	17,068,865
Treasury stock at cost, 32,172 shares at September 30, 2017 and December 31, 2016	(101,581)	(101,581)
Accumulated deficit	(22,320,736)	(21,694,659)
Total stockholders’ deficit	(4,886,662)	(4,319,139)

Total liabilities and stockholders’ deficit	$13,070	$162,968

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2017	For the Three Months ended September 30, 2016	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016

Revenues:
Department of Energy grant revenue	-	-	-	-
Total revenues	-	-	-	-

Cost of revenue
Consulting revenue	-	-	-	-
Gross margin	-	-	-	-

Operating expenses:
Project development	14,668	67,622	87,449	238,049
General and administrative	158,784	206,627	483,756	715,253
Total operating expenses	173,452	274,249	571,205	953,302

Operating loss	(173,452)	(274,249)	(571,205)	(953,302)

Other income and (expense):
Amortization of debt discount	-	(4,167)	(3,889)	(37,033)
Interest expense	(5,053)	(11,574)	(27,209)	(52,314)
Related party interest expense	(7,651)	(5,334)	(22,127)	(10,117)
Gain on settlement of accounts payable and accrued liabilities	-	6,450	-	16,785
Change in fair value of warrant liability	-	-	-	199
Settlement expense		(25,000)		(25,000)
Loss on excess of derivative over face value	-	(36,317)	-	(36,317)
Change in fair value of derivative liability	2,133	(77,642)	(3,250)	73,933
Total other income and (expense)	(10,571)	(153,584)	(56,475)	(69,864)

Loss before income taxes	(184,023)	(427,833)	(627,680)	(1,023,166)
Provision for income taxes	-	-	-	153
Net loss	(184,023)	(427,833)	(627,680)	(1,023,319)

Loss attributable to non-controlling interest	(147)	(1,044)	(1,603)	(3,591)
Net loss attributable to controlling interest	$(183,876)	$(426,789)	$(626,077)	$(1,019,728)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	443,194,227	408,139,405	421,921,630	391,390,961

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net loss	$(627,680)	$(1,023,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of warrant liability	-	(199)
Change in fair value of derivative liability	3,250	(73,933)
Loss on excess fair value of derivative liability	-	36,317
Gain on settlement of accounts payable and accrued liabilities	-	(16,785)
Share-based compensation	3,200	144
Amortization	3,889	37,033
Depreciation	-	276
Excess fair value of common stock issued for accrued interest	-	7,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11 ,667)	8,314
Accounts payable	64,022	156,783
Accrued liabilities	391,271	674,029
Net cash used in operating activities	(173,715)	(194,140)

Cash flows from financing activities:
Proceeds from related party line of credit/notes payable	12,150	168,556
Net cash provided by financing activities	12,150	168,556

Net decrease in cash and cash equivalents	(161,565)	(25,584)

Cash and cash equivalents beginning of period	161,991	26,922

Cash and cash equivalents end of period	$426	$1,338

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$25,000	$52,950
Interest converted to common stock	$-	$12,547
Derivative liability reclassed to additional paid-in capital	$30,354	$139,303
Gain on settlement of shares	$-	$10,335

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

As of September 30, 2017, the Company has negative working capital of approximately $4,027,285. Management has estimated that operating expenses for the next 12 months will be approximately $625,000 excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt. As of November 20, 2017, the Company expects the current resources available to them will only be sufficient for a period of approximately one month unless significant additional financing is received. Management has determined that the general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

We estimate the total construction cost of the bio-refinery to be in the range of approximately $300 million for the Fulton Project. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost, since originally bid, that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is looking for potential sources of financing for this facility but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project or any other opportunity until financing for the Company and the construction of the Fulton project is obtained.

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

Due to the continuing capital constraints of the Company, as of September 30, 2017 the Company has only Arnold Klann, our chief executive officer and director, as a full time employee. We presently are entirely dependent upon his experience, abilities and continued services. The loss of his services would be detrimental to the business and could have a material adverse effect on our business, financial condition or force us to no longer operate.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities with almost 100% of the allocation being employee salaries. During the three and nine months ended September 30, 2017 and 2016, development costs included in Project Development were approximately $14,668, $67,622, $87,449 and $238,049, respectively.

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

The Company did not have any Level 1 financial instruments at September 30, 2017 or December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company’s derivative liabilities are considered a Level 2 item (see Note 3).

As of September 30, 2017 and December 31, 2016 the Company’s redeemable non-controlling interest is considered a Level 3 item and changed during the nine months ended September 30, 2017 as follows.

Balance at December 31, 2016	$860,980
Net loss attributable to non-controlling interest	(1,603)
Balance at September 30, 2017	$859,377

See Note 6 for details of valuation and changes during the years 2017 and 2016.

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

Concentrations of Credit Risk

As of September 30, 2017 and December 31, 2016, four vendors made up approximately 87% and 82% of accounts payable, respectively. Except for the Company’s legal counsel, the loss of the other vendors would not have a significant impact on the Company’s operations.

Loss per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The Company has had convertible notes outstanding that are dilutive and convertible into the Company’s common stock. However, due to the net loss in each respective period, these were excluded from diluted EPS as their effects would be anti-dilutive.

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

Due to the variable conversion feature of the note, derivative accounting is required. The Company valued the derivative upon issuance and at each conversion, and reporting date. The initial value of the derivative liability was $412,212, resulting in a day one loss $312,212. The discount on the convertible note is being amortized over the life of the note. During the nine months ended September 30, 2016, amortization of the discount was $32,866 with $0 remaining.

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

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the nine months ended September 30, 2017, amortization of $3,889, was recognized related to the discount on the note. As of September 30, 2017, a discount of $0 remained and was fully converted.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market each quarter and as of the date of last conversion, August 21, 2017, which resulted in a loss of approximately $2,133. The Company used the following assumptions for the three months ended September 30, 2017:

September 30, 2017
Annual dividend yield	-
Expected life (years)	0.001
Risk-free interest rate	0.95% - 1.00%
Expected volatility	143% - 149%

During the nine months ended September 30, 2017, the Company issued 54,444,445 shares of common stock to pay down $25,000 of principal and $3,200 in fees of the Tarpon Bay Convertible Note. The note is fully converted as of September 30, 2017.

On September 27, 2017, BlueFire Renewables, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“TBP”), pursuant to which the Company agreed to issue common stock to TBP in exchange for the settlement of $999,630.45 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. TBP purchased the obligations and accounts payable from certain employees, former employees, consultants and vendors of the Company as described below in Note 8.

The Company is moving forward with Tarpon Bay and with the proposed 3(a)10 transaction. (See Note 8)

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

As of September 30, 2017, the balance outstanding on the Kodiak Note was $40,000.

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

Rent expense under non-cancellable leases was approximately $0, $30,900, $44,600 and $92,600 during the three and nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, $ 343,010 and $298,468, respectively, of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively.

The Company considers the lease cancelled as of May 10, 2017. As of September 30, 2017, the Company has accrued $46,131 of default interest due to the nonpayment of the lease.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the Securities and Exchange Commission (SEC), as further described elsewhere in this quarterly report. In connection with such notice, on August 1, 2016, the Company entered into a settlement with the SEC. Pursuant to the settlement, the Company agreed to pay a civil penalty of $25,000 to the SEC. On July 29, 2016, the Company made an initial payment of $5,000 to the SEC. The remaining $20,000 balance was to be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has accrued the balance on the accompanying consolidated financial statements for such settlement. The Company has yet to make an additional payment due to capital constraints and as of November 17, 2017 the Company has received no further communication from the SEC in regards to the settlement or further payment.

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

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $275,000 on August 17, 2017. As of September 30, 2017, the outstanding balance on the line of credit was approximately $253,074 with $21,926 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of September 30, 2017 and December 31, 2016, $61,144 and $31,709 in accrued interest is owed under this line of credit and included with accrued liabilities, respectively.

Accrued Salaries

As of September 30, 2017 and December 31, 2016, accrued salary due to the Chief Executive Officer included within accrued liabilities was $508,500 and $339,000, respectively.

Total accrued and unpaid salary of all employees is $1,672,984 and $1,330,777 as of September 30, 2017, and December 31, 2016, respectively, representing 28 months of accrual at September 30, 2017. Of the total accrued salaries, $867,000 is included in the 3a10 transaction with Tarpon Bay Partners.

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

Net loss attributable to the redeemable non-controlling interest during for the three and nine months ended September 30, 2017 and 2016 was $(142), $(1,598), $(1,044) and $(3,591), respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of loss was presented on the statement of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Please see Note 3 for information on current conversion of notes payable to the Company’s common stock.

NOTE 8 – SUBSEQUENT EVENTS

On September 27, 2017, BlueFire Renewables, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“TBP”), pursuant to which the Company agreed to issue common stock to TBP in exchange for the settlement of $999,630.45 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. TBP purchased the obligations and accounts payable from certain employees, former employees, consultants, and vendors of the Company as described below. On October 11, 2017, the Circuit Court of Leon County, Florida (the “Court”), entered an order (the “TBP Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and TBP, in the matter entitled Tarpon Bay Partners, LLC v. BlueFire Renewables, Inc. (the “TBP Action”). TBP commenced the TBP Action against the Company to recover an aggregate of $999,630.45 of past-due obligations and accounts payable of the Company (the “TBP Claim”), which TBP had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between TBP and each of such vendors (the “TBP Assigned Accounts”). The TBP Assigned Accounts relate to certain contractual obligations and legal services provided to the Company. The TBP Order provides for the full and final settlement of the TBP Claim and the TBP Action. The Settlement Agreement became effective and binding upon the Company and TBP upon execution of the TBP Order by the Court on October 11, 2017. The parties reasonably estimate that the fair market value of the TBP Settlement Shares to be received by TBP is equal to approximately $1,666,000. In connection with the Settlement Agreement, on October 16, 2017, the Company issued 37,000,000 shares of the Company’s common stock to TBP. Additional tranche requests shall be made as requested by TBP until the TBP Settlement Amount is paid in full. The Company is currently determining the impact of this transaction on its financial statements.

On October 26, 2017, the Company filed a Preliminary 14C with the US Securities and Exchange Commission to increase in the number of authorized shares of Common Stock from five hundred million (500,000,000) shares of Common Stock to five billion (5,000,000,000) shares of Common Stock (the “Share Increase”). On September 28, 2017, the Company received a unanimous written consent in lieu of a meeting of the holders of all 51 shares of Series A Preferred, as permitted by the Company’s Certificate of Incorporation, as may be amended (“Amended Certificate”) authorizing the Share Increase, Each share of Series A Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. As there are currently 499,680,109 shares of Common Stock issued and 499,647,938 outstanding, the 51 shares of Series A Preferred Stock have the voting equivalent of 520,019,358 shares of Common Stock.

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

The Company is currently in default of its obligations under the site lease agreement with the County of Itawamba. On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The Company will continue to speak with the County of Itawamba to try and keep the site location active as long as possible and work to reinstate the lease if or when financing is obtained.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Project Development

For the three months ended September 30, 2017, our project development costs were approximately $14,668, compared to project development costs of $67,622 for the same period during 2016. The decrease in project development costs was primarily due to the reduction in the number of employees, the land lease termination by the County of Itawamba, and reduced activities on the Fulton project.

General and Administrative Expenses

General and administrative expenses were approximately $158,784 for the three months ended September 30, 2017, compared to $206,627 for the same period in 2016. The decrease in general and administrative costs is mainly due to the reduction in number of employees and associated overhead costs caused by the Company’s capital constraints.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Project Development

For the nine months ended September 30, 2017, our project development costs were approximately $87,449 compared to project development costs of $238,049 for the same period during 2016. The decrease in project development costs was primarily due to the reduction in the number of employees, the land lease termination by the County of Itawamba, and reduced activities on the Fulton project.

General and Administrative Expenses

General and administrative expenses were approximately $483,756 for the nine months ended September 30, 2017, compared to $ 715,253 for the same period in 2016. The decrease in general and administrative costs is mainly due to the reduction in number of employees and associated overhead costs caused by the Company’s capital constraints.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of November 20, 2017, we had cash and cash equivalents of $100.

Management has estimated that operating expenses for the next twelve months will be approximately $625,000, excluding engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For 2017, the Company intends to fund its operations from the potential sale of Fulton Project equity ownership, potential consulting opportunities, from the sale of debt or equity instruments, and from a potential merger or sale of the Company. As of November 20, 2017, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

Changes in Cash Flows

During the nine months ended September 30, 2017 and 2016, we used cash of approximately $174,000 and $194,000 in operating activities. During the 2017 period, we had a net loss of approximately $627,680, which included add back non-cash charges of approximately $10,339 and net cash usage stemming from operating assets and liabilities of approximately $443,626. During the 2016 period, we had a net loss of approximately $1,023,000, which included add back non-cash charges of approximately $(9,947) and net cash usage stemming from operating assets and liabilities of approximately $839,000. The decrease in cash used was due to the Company cutting additional costs, reduced development of the Fulton Project, and a reduction in the amount of capital raised for operations.

During the nine months ended September 30, 2017, we had positive cash flow from financing activities of approximately $12,150 compared to approximately $169,000 for the same period in 2016. During the nine months ended September 30, 2017, the Company issued 54,444,445 shares of common stock in the conversion of convertible notes compared to 105,741,400 shares of common stock issued during the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On October 11, 2016, pursuant to the terms and conditions of the Wells Settlement, the Company made an initial payment of five thousand dollars ($5,000) to the SEC. The remaining balance of the penalty will be paid to the SEC over a nine-month period ending on or about September 30, 2017. The Company has yet to make an additional payment and as of November 20, 2017 the Company has received no further communication from the SEC in regards to the Settlement or further payment.

On September 27, 2017, BlueFire Renewables, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“TBP”), pursuant to which the Company agreed to issue common stock to TBP in exchange for the settlement of $999,630.45 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. TBP purchased the obligations and accounts payable from certain employees, former employees, consultants, and vendors of the Company as described below. On October 11, 2017, the Circuit Court of Leon County, Florida (the “Court”), entered an order (the “TBP Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and TBP, in the matter entitled Tarpon Bay Partners, LLC v. BlueFire Renewables, Inc. (the “TBP Action”). TBP commenced the TBP Action against the Company to recover an aggregate of $999,630.45 of past-due obligations and accounts payable of the Company (the “TBP Claim”), which TBP had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between TBP and each of such vendors (the “TBP Assigned Accounts”). The TBP Assigned Accounts relate to certain contractual obligations and legal services provided to the Company. The TBP Order provides for the full and final settlement of the TBP Claim and the TBP Action. The Settlement Agreement became effective and binding upon the Company and TBP upon execution of the TBP Order by the Court on October 11, 2017. The parties reasonably estimate that the fair market value of the TBP Settlement Shares to be received by TBP is equal to approximately $1,666,000. Tranche requests shall be made as requested by TBP until the TBP Settlement Amount is paid in full. The Company is currently determining the impact of this transaction on its financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 3 for information related to Convertible Notes Payable. Other than the information stated above, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017 that were not previously reported in a Current Report on Form 8-K.

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

BLUEFIRE RENEWABLES, INC.

Date: November 20, 2017	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

