Form 10-K
period 2017-12-31
Bluefire Renewables, Inc.
filed 2018-04-17
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Emerging Growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2017, was $592,195. As of April 17, 2018, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 926,198,109 and 418,235,664, respectively.

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

Effective December 14, 2017, the Company filed an amendment to its articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from five hundred million (500,000,000) shares of common stock, par value $0.001 per share, to five billion (5,000,000,000) shares of common stock, par value $0.001 per share.

Due to the Company’s struggles in securing sufficient financing necessary to enact its business plan, the Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, if needed, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still underway and there is no formal plan in place. There can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next 12 months.

The Company’s shares of common stock began trading under the symbol “BFRE.PK” on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “BFRE.OB” on June 19, 2007. Our shares of common stock are currently quoted on the OTCBB and the OTC Markets under the symbol “BFRE”. On April 17, 2018, the closing price of our Common Stock was $0.0002 per share.

Our mailing address is 25108 Marguerite Parkway Suite A-321, Mission Viejo, CA 92692 and our telephone number at such office is (949) 588-3767.

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

Pilot Plants

From 1994 through 2000, a test pilot bio-refinery plant was built and operated by Arkenol in Orange, California to test the effectiveness of the Arkenol Technology using several different types of raw materials containing cellulose. The types of materials tested included: rice straw, wheat straw, green waste, wood wastes, and municipal solid wastes. Various equipment used in the process was also tested and process conditions were verified leading to the issuance of certain patents in support of the Arkenol Technology. In 2002, using the results obtained from the Arkenol California test pilot plant, JGC Corporation, based in Japan, built and operated a bench scale facility followed by another fully integrated pilot bio-refinery plant in Izumi, Japan. At the Izumi plant, Arkenol retained the rights to the Arkenol Technology while the operations of the facility were controlled by JGC Corporation. Subsequent pilot facilities have been built by other third parties, including GS Caltex, a South Korean petroleum company, but Arkenol retains ownership of all the intellectual property.

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

We originally intended to build a facility that will process approximately 190 tons of green waste material per day to produce roughly 3.9 million gallons of ethanol annually (Lancaster Bio-refinery) and to build a facility that will process approximately 700 tons of green waste material per day to produce roughly 19 million gallons per year annually (Fulton). The Company has abandoned the Lancaster Project due to costs associated with conducting business in California as well as difficulty in financing the facility and has sold the land originally intended for the Lancaster Project. The design and engineering package can be used on future projects as capital and opportunities become available.

In 2010, BlueFire developed the engineering package for the Fulton Project, and completed FEL stages 2 and 3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (“FEED”). There are three stages in the FEL process:

FEL-1	FEL-2	FEL-3
* Material Balance	* Preliminary Equipment Design	* Purchase Ready Major Equipment Specifications
* Energy Balance	* Preliminary Layout	* Definitive Estimate
* Project Charter	* Preliminary Schedule	* Project Execution Plan
	* Preliminary Estimate	* Preliminary 3D Model
* Electrical Equipment List
* Line List
* Instrument Index

The Company has been developing a facility for construction, which had the United States Department of Energy’s (“DOE”) financial support. This facility will be located in Fulton, Mississippi, and will use approximately 700 metric dry tons of woody biomass, mill residue, and other cellulosic waste to produce approximately 19 million gallons of ethanol annually (the “Fulton Project”). In 2007, we received an award from the DOE of up to $40 million for the Fulton Project .In December 4, 2009, the DOE announced that the award for this project has been increased to a maximum of $88 million under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the Energy Policy Act of 2005. On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under its second award due to the Company’s inability to provide agreements related to the balance of plant financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending ARRA funding, it cannot reconsider its decision and the Company considers such decision to be final. The Company considers the DOE grant closed as of September 30, 2015. There has been no grant revenues since September 30, 2015 and as of December 31, 2017, BlueFire has been reimbursed approximately $14,164,964 from the DOE under this award.

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

On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The site is still available and the Company will work to reinstate when financing is obtained.

The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

The Company is still working on financing the Fulton Project and also is researching and considering other suitable locations for other similar bio-refineries as capital permits. However, due to the Company’s recent struggles in securing sufficient financing to continue operations these plans may be severely reduced or abandoned if we are unable to raise capital in the short term. The Board is currently evaluating strategic alternatives which include, among other things, merging or selling the Company, if needed, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still underway and there is no formal plan in place. There can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next 12 months.

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

Competition

According to the Renewable Fuels Association (“RFA”), most of the approximately 15.9 billion gallons of ethanol supply in the United States is derived from corn and, as of April 2018, is produced at approximately 215 facilities, ranging in size from 300 thousand to 300 million gallons per year, located predominately in the corn belt in the Midwest.

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

There are various biorefineries for a variety of products that have been supported by the DOE and USDA in different stages of development throughout the United States.

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

With the advent of the new Administration of President Trump in 2017, the politics of the ethanol mandate, the enhanced blending and use of cellulosic ethanol came under scrutiny of the Administration. Particular interest was focused on the mechanisms of blender credits, implementation of the Renewable Fuels Standard and the EPA’s calculations and rules in setting the required blending volumes of ethanol and its chemical type, either as cellulosic or starch based, that determined the mix of fuels delivered in the US. At the end of 2017, regulatory guidelines were developed for congressional review and codification but they are currently under review. Congress may undertake potential reform of the RFS in 2018.

Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. However, in the United States, ethanol has replaced MTBE as a common fuel additive. While both increase octane and reduce air pollution, MTBE is a presumed carcinogen which contaminates ground water. It has already been banned in California, New York, Illinois and most of the other states. Major oil companies have voluntarily abandoned MTBE and it is scheduled to be phased out under the Energy Policy Act. As MTBE is phased out, we expect demand for ethanol as a fuel additive and fuel extender to rise. A minimum blend of 5.5% or more of ethanol, which does not contaminate ground water like MTBE, effectively complies with U.S. Environmental Protection Agency requirements for reformulated gasoline, which is mandated in most urban areas.

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2015, according to the Alternative Fuels Data Center, 95% of all United States gasoline was blended with 10% ethanol. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline.

Ethanol is a renewable fuel produced by the fermentation of starches and sugars, such as those found in grains and other crops. Ethanol contains 35% oxygen by weight and when combined with gasoline, acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product which is commonly distributed as a premium unleaded gasoline.

The US Energy Information Administration latest report indicates that approximately 15.5 billion gallons of ethanol were consumed in 2017 in the United States and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union, Japan, India and China are now mandating the increased use of ethanol. Over 64 Countries now have active programs promoting the use of ethanol as a mainstream fuel according to the Biofuels Association of Australia.

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

During the last 20 years, ethanol production capacity in the United States has grown from minimal amounts to an estimated 15.5 billion gallons per year in 2017. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

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

Dependence on One or a Few Major Customers

The Company had an agreement with Tenaska Biofuels, LLC for the off-take of our Fulton Project, which allows Tenaska to market all ethanol produced at this facility. This agreement expired on December 31, 2016. The Company is searching for a suitable replacement but no definitive agreements have been reached. See “DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.”

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

Research and Development Activities

Research and development costs for the years ended December 31, 2017 and 2016, were approximately $87,000 and $288,000, respectively.

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

Employees

We have 1 full-time employee as of December 31, 2017, and 2 part-time employees.

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

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE HAD LIMITED OPERATIONS, HAVE INCURRED NET LOSSES OF APPROXIMATELY $2,792,453 over the last two years AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses from controlling interest of approximately $1,597,772 for the year ended December 31, 2017, and $1,195,000 for the same period in 2016. For the same periods we have no grant revenue from the DOE and no revenues from ethanol fuel production, respectively. We have yet to begin ethanol production or construction of ethanol producing plants, other than the site preparation at the Fulton Project, as discussed herein. Since the Reverse Merger, we have been engaged in developmental activities, including developing a strategic operating plan, plant engineering and development activities, entering into contracts, hiring personnel, developing processing technology, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We are uncertain given the economic landscape when to anticipate the start of construction of a plant given the availability of capital. We estimate the engineering, procurement, and construction (“EPC”) costs including contingencies, to be approximately $300 million for our Fulton Project. We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieve profitable operations. Wherever possible, the Company’s Board of Directors (the “Board”) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We have yet to establish any history of profitable operations. In the last two years, we have incurred annual operating losses. Operating losses were $1,244,255 and $947,229 for fiscal years ended 2016 and 2015, respectively. In 2017, we had a net loss of $646,489, which was mainly due to the general operating expenses of the Company and partially a result of non-cash charges, namely the amortization of debt discount and a change in the fair value of a derivative liability. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of at least one commercial scale cellulose to ethanol facility. No assurances can be given when this will occur or that we will ever be profitable.

AS OF DECEMBER 31, 2017, THE COMPANY HAS A NEGATIVE WORKING CAPITAL OF APPROXIMATELY $(4,954,580)

Management has estimated that operating expenses for the next 12 months will be approximately $120,000, excluding any salary costs, for full-time or part-time employees, or engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to retain employees, continue as a going concern. Accordingly, we need substantial capital for overhead and plant development costs. Throughout 2018, the Company intends to fund its operations by seeking additional funding in the form sales of equity or debt instruments, the potential sale of Fulton Project equity ownership, and from a potential merger or sale of the Company. As of April 17, 2018, the Company expects the current resources available to them will only be sufficient for a period of approximately one month, unless significant additional financing is received. Management has determined that the general expenditures must remain reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital, we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition, operating results, and ability to continue operating as a viable entity. The financial statements do not include any adjustments that might result from these uncertainties.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

DUE TO THE COMPANY’S STRUGGLES IN SECURING SUFFICIENT FINANCING NECESSARY TO ENACT ITS BUSINESS PLAN, THE BOARD IS CURRENTLY EVALUATING STRATEGIC ALTERNATIVES WHICH INCLUDE, AMONG OTHER THINGS, MERGING OR SELLING THE COMPANY.

Due to the Company’s struggles in securing sufficient financing necessary to enact its business plan, the Board is currently evaluating strategic alternatives which include, among other things, seeking a strategic merger, selling the Company or potentially selling equity in the Company’s proposed projects, if possible, in order to obtain additional capital sufficient to continue operating and meet both our operating and financial obligations. This evaluation is still under way, there is no formal plan is in place, and there can be no assurance that we will be successful in any of these efforts or that we will have sufficient funds to cover our operational and financial obligations over the next twelve months.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities. We cannot guarantee that we will be able to negotiate a business combination or merger on favorable terms.  Throughout 2018, the Company intends to fund its operations by seeking additional funding in the form sales of equity or debt instruments, the potential sale of Fulton Project equity ownership, or other projects, and/or from a potential merger.  No assurances can be given that we will be able to fund our operations from the sales of equity or debt instruments, the potential sale of the Fulton Project equity ownership, or other projects, and/or from a potential merger.

WE HAVE LIMITED WORKING CAPITAL AND A HISTORY OF LOSSES THAT RAISE SUBSTANTIAL DOUBTS AS TO WHETHER WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

We have prepared our consolidated financial statements on the basis that we would continue as a going concern. If we are unable to generate positive cash flows from operations, we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

We currently license our technology from Arkenol. Arkenol owns 11 U.S. patents, 21 foreign patents, and has one foreign patent pending and may file more patent applications in the future. Our success depends, in part, on our ability to use the Arkenol Technology, the patents remaining active and in effect, and for Arkenol to obtain patents, maintain trade secrecy and not infringe the proprietary rights of third parties. Several Arkenol atents have expired and their ability to be renewed remains unclear. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that we will develop additional proprietary technology that is patentable or that any patents issued to us or Arkenol will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of the Arkenol Technology or design around it.

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

Due to the continuing capital constraints at the Company, John Cuzens, our Chief Technology Officer and former Senior VP, has sought employment as an engineer in an industry that we feel does not compete with the Company. Mr. Cuzens remains the Chief Technology Officer of the Company; however, his time spent working on BlueFire projects is severely limited and is on a consulting basis. Both Arnold Klann and John Cuzens are without employment contracts and have accrued salaries for previous work that are represented in these financial statements.

COMPETITION FROM LARGE PRODUCERS OF PETROLEUM-BASED GASOLINE ADDITIVES AND OTHER COMPETITIVE PRODUCTS MAY IMPACT OUR PROFITABILITY.

Our proposed ethanol plant will also compete with producers of other gasoline additives made from other raw materials having similar octane and oxygenate values as ethanol. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. These other companies also have significant resources to begin production of ethanol should they choose to do so.

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

Our operations have been financed to a large degree through funding provided by the DOE. We have relied on access to this funding as a source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are unable to access government funding our ability to finance our projects and/or operations and implement our strategy and business plan will be severely hampered. In 2008, the Company began to draw down on the Award 1 monies that were finalized with the DOE. As our Fulton Project developed further, the Company began drawing down on the second phase of DOE monies (“Award 2”). We finalized Award 1 with a total reimbursable amount of $6,425,564, and Award 2 with a total reimbursable amount of $81,134,686. Upon notice of the discontinuation of Award 2, the Company had a total reimbursable amount of $7,231,696 and through December 31, 2016, we had no unreimbursed amounts and no amounts available to us under Award 1, and Award 2, as the reinstatement of the grant was not successful and the grant was closed out as of September 30, 2015. Due to the DOE’s discontinuance of Award 2 as stated below, we cannot guarantee that we will receive any future grants, loan guarantees, or other funding for our projects from the DOE.

The change in administration and its review of the biofuels and Renewable Fuels Standard have created uncertainty in the marketplace and potential demand for these products or the Company’s Fulton project. The continued instability in the marketplace can adversely affect our ability to raise capital or continue to operate.

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

The market price of our common stock may fluctuate significantly. From July 11, 2006, the day we began trading publicly, and on December 31, 2017, traded as BFRE, the high and low price for our common stock has been $7.90 and $0.0001 per share, respectively. Our share price has fluctuated in response to various factors, including needing additional time to organize engineering resources, issues relating to feedstock sources, trying to locate suitable plant locations, locating distributors, Department of Energy and Department of Agriculture funding decommittments, issuing additional shares for operations, and finding funding sources.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of April 17, 2018, we had 926,198,109 shares of common stock outstanding and 51 shares of Series A Preferred Stock outstanding. We are authorized to issue up to 5,000,000,000 shares of common stock and 1,000,000 shares of preferred stock. To the extent of such authorization, or increased authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

On June 14, 2010, we entered in to a lease with Itawamba County, Mississippi. The lease is for 38 acres located in the Port of Itawamba where our Fulton Project will be located. The lease is a 30-year term and initially is $10,292 per month but will be reduced, following a formula tied to job creation in the State of Mississippi. The County of Itawamba cancelled the lease on May 10, 2017 as the Company was in default of the lease due to nonpayment of rents and unable to cure such default due to limited financial resources.

Item 3. Legal Proceedings.

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

On October 11, 2016, pursuant to the terms and conditions of the Wells Settlement, the Company made an initial payment of five thousand dollars ($5,000) to the SEC. The remaining balance of the penalty will be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has yet to make an additional payment due to capital constraints and has received no further communication from the SEC in regards to the settlement or further payment to date.

On September 27, 2017, BlueFire Renewables, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“TBP”), pursuant to which the Company agreed to issue common stock to TBP in exchange for the settlement of $999,630.45 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. TBP purchased the obligations and accounts payable from certain vendors of the Company as described below.

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

Pursuant to the terms of the Settlement Agreement approved by the TBP Order, on October 11, 2017, the Company agreed to issue to TBP shares (the “TBP Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”). The Settlement Agreement provides that the TBP Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the TBP Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, TBP may deliver a request to the Company for shares of Common Stock to be issued to TBP (the “TBP Share Request”).

The parties reasonably estimate that the fair market value of the TBP Settlement Shares to be received by TBP is equal to approximately $1,666,000. As of December 31, 2017, the Company has issued 37,000,000 shares of common stock to TBP for the settlement of accrued liabilities.

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

Quarter ended	Low Price	High Price

March 31, 2017	$0.0011	$0.0035
June 30, 2017	$0.0011	$0.0017
September 30, 2017	$0.0009	$0.0033
December 31, 2017	$0.0004	$0.0016
March 31, 2016	$0.0011	$0.0042
June 30, 2016	$0.0012	$0.0033
September 30, 2016	$0.0011	$0.0030
December 31, 2016	$0.0011	$0.0030

(b) Holders

As of April 17, 2017, a total of 926,198,109 shares of the Company’s common stock are currently outstanding held by approximately 850 shareholders of record.

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

As of December 31, 2017, we have issued the following stock options and grants under the Amended and Restated Plan:

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

(1)	Excludes shares of restricted stock issued under the Plan

Rule 10B-18 Transactions

During the years ended December 31, 2017 and 2016, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Equity Securities

There were no unregistered sale of equity securities for the year ended 2017 that were not otherwise reported on a Quarterly report on Form 10-Q or Current Report on Form 8-K.

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

As of December 31, 2016, Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, terminated the off-take agreement due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The site is still available and the Company will work to reinstate when financing is obtained.

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

Several other opportunities are being evaluated by us in North America, although no definitive agreements have been reached.

BlueFire’s capital requirement strategies for its planned bio-refineries and general company operations are as follows:

●	Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial bio-refineries in North America. Although the Company is in discussions with potential financial and strategic sources of financing for their planned bio-refineries, no definitive agreements are in place and no assurances can be made that the Company will be able to procure financing on terms acceptable to the Company or at all.

●	The 2014 Farm Bill made amendments to Title IX of the Food, Conservation, and Energy Act of 2008 (“2014 Farm Bill”) including changes to Section 9003 Biorefinery Assistance Program of Title IX (“9003 Biorefinery Assistance Program” or the “Program”) to expand the Program to enable loan guarantees for renewable chemical and biobased product manufacturing facilities. The 2014 Farm Bill provides mandatory budget authority of $100 million for the fiscal year ending September 2014 and $50 million for each of fiscal years 2015 and 2016. Carryover funding from the 2008 Farm Bill may still be made available. While BlueFire will continue to explore potential opportunities under the 2014 Farm Bill, initial attempts under the 9003 Program have been unsuccessful and unless a qualified lender is identified to participate, an application filing by BlueFire is not imminent.

●	Sale of Company engineering services and design packages to technology licensees.

●	Apply for public funding to leverage private capital raised by us, as applicable.

●	Sale of consulting services to project developers and technology companies

●	The issuance of debt and/or equity to fund operations.

●	Leverage existing relationships with Chinese or South Korean strategic partners for investment.

●	The sale of Company assets or entertaining suitors for acquisition of part or all of Company and or its ongoing projects.

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

DEVELOPMENTS IN BLUEFIRE’S BIO-REFINERY ENGINEERING AND DEVELOPMENT

In 2010, BlueFire developed the engineering package for the Fulton Project, and completed the Front-End Loading (FEL) stages 2 and FEL-3 of engineering for the Fulton Project readying the facility for construction. FEL is the process for conceptual development of processing industry projects. This process is used in the petrochemical, refining, and pharmaceutical industries. Front-End Loading is also referred to as Front-End Engineering Design (FEED).

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

As of December 31, 2016, Tenaska Commodities, LLC, the off-take agreement provider for the Fulton Project, terminated the off-take agreement due to the Company’s inability to construct the facility and provide first delivery of ethanol before December 31, 2016. The Company has identified and received interest from other potential ethanol marketers and off-take companies and is actively seeking a replacement for this contract, but no definitive agreements have been made.

On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The site is still available and the Company will work to reinstate the lease if and when financing is obtained.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

We had no revenue for the years ended December 31, 2017 and December 31, 2016.

Project Development

For the year ended December 31, 2017, our project development costs were approximately $87,000 compared to $288,000 for the same period during 2016. The decrease in project development costs is due to the closing out of the Department of Energy grant, the reduction in number of employees, and reduced activities on the Fulton project.

General and Administrative Expenses

General and Administrative Expenses were approximately $559,000 for the year ended December 31, 2017, compared to $956,000 for the same period in 2016. The decrease in general and administrative costs is due a reduction in number of employees, associated overhead costs, and a reduction in rents and insurance costs as a result of the Company’s capital constraints.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of December 31, 2017, we had cash and cash equivalents of approximately $3,900. As of April 17, 2018, we had cash and cash equivalents of approximately $2,600.

Management has estimated that operating expenses for the next twelve months will be approximately $120,000, excluding any salary costs, for full-time or part-time employees, and engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2018, the Company intends to fund its operations by seeking additional funding in the form sales of equity or debt instruments, the potential sale of Fulton Project equity ownership, and from a potential merger or sale of the Company. As of April 17, 2018, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition, operating results and ability to continue operating.

Changes in Cash Flows

During the years ended December 31, 2017 and 2016, the Company used cash in operating activities of $177,245 and $235,953, respectively. In 2017, our net loss of $(1,599,375) was offset by non-cash adjustments of $935,330 and operating assets and liabilities of $486,800. In 2016, our net loss of $1,199,315 was offset by non-cash adjustments of $(146,080) and operating assets and liabilities of $29,249.

We received no convertible note proceeds in 2017 or 2016. In 2017, we received net advances on a related party line of credit of $15,321 and sold no common stock for cash.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Although, due to the limited number of employees, there is a weakness in the limited ability to segregate all duties. Given the limited operations conducted by the Company and based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of December 31, 2017. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Arnold Klann	66	President, CEO and Director	June 2006

John Cuzens	66	Chief Technology Officer	June 2006

Chris Nichols (1)	51	Director	June 2006

Joseph Sparano (1)	70	Director	March 2011

(1)	On January 28, 2018, Mr. Chris Nichols and Mr. Joseph Sparano (the “Directors”) voluntarily resigned as members of the Board of Directors of BlueFire Renewables, Inc. (the “Company”), and all other positions with the Company to which they have been assigned regardless of whether they served in such capacity, effective immediately. The Directors’ resignations were not as a result of any disagreements with the Company.

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

Committees of the Board of Directors

Our Audit Committee and Compensation Committee currently do not have any members. Our Nomination Committee consist of one board member, Mr. Arnold Klann.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 17, 2018.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1,2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Arnold Klann	2017	169,800	0	0	0	0	0	0	169,800
Chief Executive Officer, President	2016	226,000	0	0	0	0	0	0	226,000

Necitas Sumait	2017	0	0	0	0	0	0	0	0
Secretary, Vice President	2016	180,000	0	0	0	0	0	0	180,000

John Cuzens	2017	0	0	0	0	0	0	0	0
Treasurer, Vice President	2016	45,000	0	0	0	0	0	0	45,000

(1)	Starting October 1, 2017, all employee’s agreed to accrue a salary of $100 per month until financing can be raised and at such time new employment agreements will be negotiated. Currently no employees are under contract with the Company.

(2)	All dollar amounts in the above chart for Fiscal Year 2016 and 11 months of 2017 have been accrued and not paid as of December 31, 2017.

All of the Board of Directors waived their cash and stock compensation for the fiscal year 2017. Accordingly, there were no equity awards nor was any director compensated for their services.

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

On October 1, 2017 all employees agreed to a salary amount of $100 per month until financing can obtained. At that time new employment contracts will be negotiated but until then, all employees are at-will and not under any contract for employment. The new aggregate amount of the employment contracts is $0 per year.

On November 12, 2015, the Board of Directors approved the re-election of Joseph Sparano, Christopher Nichols, Arnold Klann and Necitas Sumait. As of December 31, 2017, the Company has granted to each member the stock to be issued for this reelection. The Board of Directors waived their cash and stock compensation for fiscal year 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 17, 2018, our authorized capitalization was 5,001,000,000 shares of capital stock, consisting of 5,000,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, no par value per share. As of December 31, 2017, there were 499,680,109 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 17, 2018, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

The address of each owner who is an officer or director is c/o the Company at 25108 Marguerite Parkway Suite A-321, Mission Viejo, CA 92692

Name of Beneficial Owner (1)	Shares of Series A Preferred	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Arnold Klann	51	52.94%	20,308,258	3.69%
Chief Executive Officer, President, Chairman

John Cuzens	-	0%	3,058,500	.006%
Chief Technology Officer, Senior Vice President

Chris Nichols	-	23.53%	42,500	*
Director

Joseph Sparano	-	23.53%	30,000	*
Director

All officers and directors as a group (4 persons)		100%		4.27%

All officers, directors and 5% holders as a group (5 persons)		100%		4.27%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

Share Issuances/Consulting Agreements

On November 12, 2015, the Company renewed all of its existing Directors’ appointments. The $5,000 to the two outside members, plus $1,000 for Chairing committees, was accrued, and as yet remains unpaid as of December 31, 2017. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. All of the Board of Directors waived their cash and stock compensation for fiscal year 2017.

Stock Option Issuances Under Amended 2006 Plan

No stock options have been granted by the Company’s Board of Directors in 2017 or 2016.

Description of Securities

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock, and 1,000,000 shares of no par value preferred stock. As of April 17, 2018, the Company had 926,198,109 shares of common stock outstanding, and 51 shares of Series A Preferred Stock outstanding.

Common Stock

As of April 17, 2018, we had 926,198,109 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock

As of April 17, 2018, we had 51 shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock other than that discussed below.

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

Warrants

As of April 17, 2018, we had no warrants outstanding.

Options

As of April 17, 2018, we had no options outstanding.

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

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $275,000 on August 17, 2017. As of December 31, 2017, the outstanding balance on the line of credit was approximately $256,245 with $18,755 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of December 31, 2017, $68,985 in accrued interest is owed under this line of credit and included with accrued liabilities.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by dbbmckennon for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2017 and 2016, were approximately $29,245 and $34,200 respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2016 and 2015.

c. Tax Fees: Aggregate fees billed by dbbmckennon for tax services for the years ended December 31, 2017 and 2016, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by dbbmckennon other than those described above were approximately $0 for the years ended December 31, 2017 and 2016.

dbbmckennon was at the 2016 stockholders’ meeting and is expected to be present at the next meeting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Stock Purchase Agreement and Plan of Reorganization, dated May 31, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.1	Amended and Restated Articles of Incorporation, dated July 2, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.2	Amended and Restated Bylaws, dated May 27, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

3.3	Second Amended and Restated Bylaws, dated April 24, 2008 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on April 29, 2008).

3.4	Amended and Restated Articles of Incorporation, dated July 20, 2010 (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on July 26, 2010).

3.5	Amendment to the Articles of Incorporation, dated November 25, 2013 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013)

3.6	Amendment to the Articles of Incorporation, Series A Preferred Certificate of Designation, dated September 30, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2015)

3.7	Amendment to the Articles of Incorporation, dated December 8, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2017).

10.1	Arkenol Technology License Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.2	ARK Energy Asset Transfer and Acquisition Agreement, dated March 1, 2006 (Incorporated by reference to the Company’s Form 10-SB, as filed with the SEC on December 13, 2006).

10.3	Amended and Restated 2006 Incentive and Non-Statutory Stock Option Plan, dated December 13, 2006 (Incorporated by reference to the Company’s Form S-8, as filed with the SEC on December 17, 2007).

10.4	Purchase Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

10.5	Registration Rights Agreement, dated as of January 19, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 24, 2011).

10.6	Settlement Agreement, dated September 27, 2017 by and between Tarpon Bay Partners LLC and the Company (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on October 16, 2016).

14.1	Code of Ethics (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on March 6, 2009).

17.1	Letter of Resignation from Chris Nichols (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 31, 2018).

17.2	Letter of Resignation from Joseph Sparano (Incorporated by reference to the Company’s Form 8-K, as filed with the SEC on January 31, 2018).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFIRE RENEWABLES, INC.

Date: April 17, 2018	By:	/s/ Arnold R. Klann
	Name:	Arnold R. Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold R. Klann	Chairman, Chief Executive Officer, President, Principal	April 17, 2018
Arnold R. Klann	Executive Officer, Principal Financial Officer and Principal Accounting Officer

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BlueFire Renewables, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BlueFire Renewables, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has earned limited revenues from its intended operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
Newport Beach, California
April 17, 2018

We have served as the Company’s auditor since 2009.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$67	$161,991
Prepaid expenses	3,894	977
Total current assets	3,961	162,968

Property and equipment, net of accumulated depreciation of $82,323 and $82,323, respectively	-	-

Total assets	$3,961	$162,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,103,207	$1,162,788
Accrued liabilities	1,112,453	1,549,200
Convertible accounts payable and accrued liabilities	986,045	-
Notes payable	420,000	420,000
Line of credit, related party	256,245	240,924
Note payable to a related party	200,000	200,000
Convertible notes payable, net of discount of $27,489 and $3,889, respectively	22,492	21,111
Derivative liabilities	858,099	27,104
Total current liabilities	4,958,541	3,621,127

Total liabilities	4,958,541	3,621,127

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	859,377	860,980

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 499,680,109 and 408,235,664 shares issued and 499,647,938 and 408,203,492 outstanding, as of December 31, 2017 and 2016, respectively	499,681	408,236
Additional paid-in capital	17,080,374	17,068,865
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Accumulated deficit	(23,292,431)	(21,694,659)
Total stockholders’ deficit	(5,813,957)	(4,319,139)

Total liabilities and stockholders’ deficit	$3,961	$162,968

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Revenues:
Consulting fees	$-	$-
Department of Energy grant revenues	-	-
Total revenues	-	-

Cost of revenue
Consulting revenue	-	-
Gross margin	-	-

Operating expenses:
Project development	87,449	288,062
General and administrative, including stock based compensation of $0 and $144, respectively	559,040	956,193
Total operating expenses	646,489	1,244,255

Operating loss	(646,489)	(1,244,255)

Other income and (expense):
Regulatory settlement	-	(25,000)
Amortization of debt discounts	(26,381)	(53,977)
Interest expense	(32,384)	(64,378)
Related party interest expense	(29,972)	(16,441)
Gain on sale of land	-	66,220
Gain on settlement of accounts payable and accrued liabilities	-	16,785
Change in fair value of warrant liability	-	199
Change in fair value of derivative liabilities	29,291	160,789
Loss on excess fair value of derivative liabilities	(890,640)	(36,317)
Total other income and (expense)	(950,086)	47,880

Loss before provision for income taxes	(1,596,575)	(1,196,375)

Provision for income taxes	2,800	2,940

Net loss	$(1,599,375)	$(1,199,315)
Net loss attributable to noncontrolling interest	(1,603)	(4,634)
Net loss attributable to controlling interest	$(1,597,772)	$(1,194,681)

Basic and diluted loss per common share attributable to controlling interest	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	442,148,757	395,628,640

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2015	51	-	308,130,833	$308,163	$16,967,128	$(20,499,978)	$(101,581)	$(3,326,268)
Common shares issued for conversion of notes and accrued interest at a price of $0.0006 to $0.0012 per share	-	-	105,741,400	105,742	(33,045)	-	-	72,697
Common shares returned in May 2016 due to legal settlement at a price of $0.0018 per share	-	-	(5,740,741)	(5,741)	(4,593)	-	-	(10,334)
Common shares issued pursuant to Director’s Agreements in September 2016 at a price of $0.0020 per share	-	-	72,000	72	72	-	-	144
Extinguishment of derivative liabilities associated with Convertible Note	-	-	-	-	139,303	-	-	139,303
Net loss attributable to controlling interest	-	-	-	-	-	(1,194,681)	-	(1,194,681)
Balances at December 31, 2016	51	-	408,203,492	$408,236	$17,068,865	$(21,694,659)	$(101,581)	$(4,319,139)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balances at December 31, 2016	51	-	408,203,492	$408,236	$17,068,865	$(21,694,659)	$(101,581)	$(4,319,139)
Common shares issued for a reduction of debts pursuant to a 3a10 transaction	-	-	37,000,000	37,000	7,400	-	-	44,400
Common shares issued for conversion of note payable	-	-	54,444,445	54,445	(26,244)	-	-	28,201
Extinguishment of derivative liabilities associated with convertible note	-	-	-	-	30,353	-	-	30,353
Net loss attributable to controlling interest	-	-	-	-	-	(1,597,772)	-	(1,597,772)
Balances at December 31, 2017	51	-	499,647,937	499,681	17,080,374	23,292,431	$(101,581)	$(5,813,957)

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(1,599,375)	$(1,199,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	-	(199)
Change in fair value of derivative liability	(29,291)	(160,789)
Loss on excess fair value of derivative liability	890,640	36,317
Gain on settlement of accounts payable and accrued liabilities	-	(16,785)
Excess fair value if shares issued in connection with convertible note	3,200	-
Excess fair market value of shares issued	30,815	-
Gain on sale of land	-	(66,220)
Share-based compensation	-	144
Amortization	26,381	53,977
Depreciation	-	275
Excess fair value of common stock issued for accrued interest	-	7,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,917)	8,314
Accounts payable	98,432	269,353
Accrued liabilities	404,870	831,775
Net cash used in operating activities	(177,245)	(235,953)
Cash flows from investing activities:
Proceeds from sale of land	-	175,328
Net cash used in investing activities	-	175,328
Cash flows from financing activities:
Proceeds from related party line of credit/notes payable	15,321	195,694
Net cash provided by financing activities	15,321	195,694
Net increase in cash and cash equivalents	(161,924)	135,069
Cash and cash equivalents beginning of year	161,991	26,922
Cash and cash equivalents end of year	$67	$161,991
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$13,216
Income taxes	$-	$2,939
Supplemental schedule of non-cash investing and financing activities:
Conversion of non-secured convertible notes payable	$25,000	$52,950
Interest converted to common stock	$-	$12,547
Derivative liability reclassified to additional paid-in capital	$30,354	$139,303
Note payable issued for services	49,982	25,000
Discount on convertible notes payable	$-	$-
Gain on settlement of shares	$-	$10,335

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

As of December 31, 2017 the Company has negative working capital of approximately $4,954,580. Management has estimated that operating expenses for the next 12 months will be approximately $120,000, excluding any salary costs, for full-time or part-time employees, or engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2018, the Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt the potential sale of Fulton Project equity ownership, and from a potential merger or sale of the Company. As of April 17, 2018, the Company expects the current resources available to them will only be sufficient for a period of less than one month unless significant additional financing is received. Management has determined that the general expenditures must be remain reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition, operating results, and ability to continue operating. The financial statements do not include any adjustments that might result from these uncertainties.

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

We estimate the total construction cost of the bio-refinery to be approximately $300 million for the Fulton Project. These cost approximations do not reflect any increase/decrease in raw materials or any fluctuation in construction cost that would be realized by the dynamic world metals markets or inflation of general costs of construction. The Company is currently in discussions with potential sources of financing for these facilities but no definitive agreements are in place. The Company cannot continue significant development or furtherance of the Fulton project until financing for the construction of the Fulton plant is obtained.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates include, but are not limited to valuation of warrants and derivative liabilities, and impairment of long-lived assets.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the debt using the effective interest or straight line method, or expensed upon conversion or extinguishment when applicable. Costs are capitalized for amounts incurred in connection with proposed financings. In the event the financing related to the capitalized cost is not successful, the costs are immediately expensed (see Note 5).

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2017 and 2016, the Company has no reserve allowance.

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

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. There was no impairment as of December 31, 2017 or 2016.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the years ended December 31, 2017 and 2016, project development were approximately $87,000 and $288,000, respectively, and consisted primarily of payroll expense.

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

The Company did not have any Level 1 financial instruments at December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the warrant liability and derivative liability are considered Level 2 items, see Notes 5, 6, and 9.

As of December 31, 2017 and 2016, the Company’s redeemable noncontrolling interest is considered a Level 3 item and changed during 2016 and 2017 due to the following:

Balance as of January 1, 2017	$860,980
Net loss attributable to noncontrolling interest	1,603
Balance at December 31, 2017	$859,377

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2017 and 2016, the Company had no options and no warrants outstanding, respectively. The effects of the convertible notes payable for the years ended December 31, 2017 and 2016 haven’t been presented as their effects would be anti-dilutive.

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

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance intended to improve financial reporting about leasing transactions. The new guidance requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The new guidance is effective for the Company beginning January 1, 2019. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In May 2014, FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

On December 23, 2013, the Company received notice from the DOE indicating that the DOE would no longer provide funding under Award 2 due to the Company’s inability to comply with certain deadlines related to providing certain information to the DOE with respect to the Company’s future financing arrangements for the Fulton Project. On March 17, 2015, the Company received a letter from the DOE stating that because of the upcoming September 2015 expiration date for expending American Recovery and Reinvestment Act (ARRA) funding, it cannot reconsider its decision, and the Company considered such decision to be final.

As of September 30, 2015, the Company submitted all final invoices and final documents related to the termination of the grant by the Department of Energy. The Company considers the grant closed out and completed. The Company has received reimbursements of approximately $14,164,964 under these awards.

NOTE 4 – COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Property and Equipment

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Office equipment	53,361	53,361
Furniture and fixtures	28,962	28,962
Property and equipment - Gross	82,323	82,323
Accumulated depreciation	(82,323)	(82,323)
Property and equipment - Net of depreciation	$-	$-

On December 29, 2016, the Company sold the Lancaster land for a total sale price of $195,000 and net proceeds of $175,328 to the Company.

Depreciation expense for the years ended December 31, 2017 and 2016 was $0 and $275, respectively.

Accrued liabilities

	December 31, 2017	December 31, 2016
Payroll and related benefits	$822,077	$1,345,208
Accrued interest	63,977	52,017
Convertible accounts payable and accrued liabilities (1)	986,045	-
Accrued interest – related party	98,985	61,709
Other	127,414	90,266
Total	$2,098,498	$1,549,200

(1)	Accounts payable and accrued payroll liabilities that are part of the 3a10 transaction with Tarpon Bay.

NOTE 5 – NOTES PAYABLE

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

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was originally due on April 8, 2015; however, the Company received an extension through December 31, 2018 The AKR Note requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

On April 24, 2014, the Company issued a promissory note in favor of AKR in the principal aggregate amount of $30,000 (“2nd AKR Note”). The 2nd AKR Note was due on July 24, 2014, however, the Company received an extension through December 31, 2018. Pursuant to the terms of the 2nd AKR Note, the Company is to repay any principal balance and interest, at 5% per annum at maturity. Company may prepay the debt, prior to maturity with no prepayment penalty.

There was no financial impact of the note and warrants during the years ended December 31, 2017 and 2016.

Tarpon Bay Convertible Notes

Pursuant to a 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), on August 31, 2016, the Company issued to Tarpon a convertible promissory note in the principal amount of $25,000 (the “Tarpon Initial Note”). Under the terms of the Tarpon Initial Note, the Company shall pay Tarpon $25,000 on the date of maturity which was February 28, 2017. This note is convertible by Tarpon into the Company’s common shares at a 50% discount to the lowest closing bid price for the common stock for the twenty (20) trading days ending on the trading day immediately before the conversion date.

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the year ended December 31, 2017 and 2016, amortization of $3,889 and $21,111 respectively, was recognized to interest expense related to the discount on the note. As of December 31, 2017, a discount of $0 remained.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market each quarter and as of December 31, 2017 which resulted in a loss of approximately $3,763. The Company used the following range of assumptions for the years ended December 31:

	December 31, 2017	December 31, 2016
Annual dividend yield	-	-
Expected life (years)	0.5	0.16 – 0.5
Risk-free interest rate	0.74 – 1.00%	0.47 – 0.51%
Expected volatility	143 - 174%	176 - 196%

During the year ended December 31, 2017, the Company issued 54,444,445 shares of common stock to pay down $25,000 of principal and $3,200 in fees of the Tarpon Bay Convertible Note. $30,353 was reclassed to APIC during 2017. The note was fully converted as of September 30, 2017.

Pursuant to the 3(a)10 transaction with Tarpon Bay Partners LLC (“Tarpon”), the Company owes a success fee convertible note to Tarpon Bay Partners LLC “the “Tarpon Success Fee Note”). Under the terms of the Tarpon Success Fee Note, the Company shall pay Tarpon $49,981. No formal note agreement has been signed but as of December 31, 2017 the Company has recorded the derivative liability for this note in the accompanying financial statements. This note will be convertible by Tarpon into the Company’s common shares at a 50% discount to the lowest closing bid price for the common stock for the twenty (20) trading days ending on the trading day immediately before the conversion date pursuant to the agreements in place.

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the year ended December 31, 2017, amortization of $22,491, was recognized to interest expense related to the discount on the note. As of December 31, 2017, a discount of $27,489 remained which is being amortized through the maturity date.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of $66,672. The derivative liability was marked to market at December 31, 2017 being valued at $59,486, which resulted in a gain of ($7,186). The Company used the following range of assumptions for the year ended December 31, 2017:

Year ended December 31, 2017
Annual dividend yield	-
Expected life (years)	0.50- 0.277
Risk-free interest rate	1.25% - 1.39%
Expected volatility	188% -192%

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

As further consideration for Kodiak entering into and structuring the Purchase Agreement, the Company issued Kodiak a promissory note in the principal aggregate amount of $60,000 (the “Kodiak Note”) that bears no interest and had maturity date of July 17, 2015. The Company is currently in default of the Kodiak Note. As of December 31, 2017, the balance outstanding on the Kodiak Note was $40,000. No funds were received from the Kodiak Note. Because the Kodiak Note was issued for no cash consideration, there was a full on-issuance discount, for which there was no financial statement impact for the years ended December 31, 2017 and 2016.

NOTE 6 – LIABILITIES PURCHASE AGREEMENT

On September 27, 2017, BlueFire Renewables, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“TBP”), pursuant to which the Company agreed to issue common stock to TBP in exchange for the settlement of $999,630.45 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. TBP purchased the obligations and accounts payable from certain vendors of the Company as described below.

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

Pursuant to the terms of the Settlement Agreement approved by the TBP Order, on October 11, 2017, the Company agreed to issue to TBP shares (the “TBP Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”). The Settlement Agreement provides that the TBP Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the TBP Settlement Amount through the issuance of common stock. Pursuant to the Settlement Agreement, TBP may deliver a request to the Company for shares of Common Stock to be issued to TBP (the “TBP Share Request”). Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on October 11, 2017, the Company booked the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee although no signed note agreement exists. The Tarpon Success Fee Note is considered due on April 11, 2018. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock (See Note 4)

In connection with the settlement, on October 11, 2017, the Company issued 37,000,000 shares of Common Stock to Tarpon in which gross proceeds of $19,797 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $6,212 and providing payments of $13,585 to settle outstanding vendor payables. The Company valued these shares at $44,400 and recorded the difference of $30,815 as a cost of the transaction. The Company cannot reasonably estimate the amount of proceeds Tarpon expects to receive from the sale of these shares which will be used to satisfy the liabilities. Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from.

The parties reasonably estimate that the fair market value of the TBP Settlement Shares to be received by TBP is equal to approximately $1,666,000.

Because the conversion price is variable and does not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of $823,968. The derivative liability was marked to market at December 31, 2017 being valued at $798,613, which resulted in a gain of ($23,355). The Company used the following range of assumptions for the year ended December 31, 2017:

Year ended December 31, 2017
Annual dividend yield	-
Expected life (years)	2.00 - 1.78
Risk-free interest rate	1.51% - 1.89%
Expected volatility	189% -197%

Subsequent to December 31, 2017, the Company issued 426,518,000 shares of common stock to settle the liabilities purchased by Tarpon Bay (See Note 12).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Board of Director Arrangements

On November 12, 2015, the Company renewed all of its existing Directors’ appointment, and accrued $5,000 to both of the two outside members. Pursuant to the Board of Director agreements, the Company’s “in-house” board members (CEO and Vice-President) waived their annual cash compensation of $5,000. The Board of Directors waived their cash and stock compensation for fiscal year 2017.

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

On May 1, 2017, the Company received a letter from the County of Itawamba stating that the lease for the Fulton Project would be cancelled unless the current balance outstanding plus default interest were paid in full by May 10, 2017. The Company appealed for an extension or forgiveness of the past due liability but was denied and told “The County is actively marketing the real property through its economic developer. The real property is available on a first-come, first-served basis.” Due to the uncertainty of access to the site, the Company stopped the accrual of lease payments on May 10, 2017 and considers the lease cancelled. The site is still available and the Company will work to reinstate when financing is obtained.

Rent expense under non-cancellable leases was approximately $44,600 and $123,000 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, $344,320 and $298,468 of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets.

As of December 31, 2017, the Company has accrued $48,794 of default interest due to the nonpayment of the lease.

SEC Notice and Settlement

On May 2, 2016, the Company received a written notice from the SEC, as further described elsewhere in this annual report. In connection with such notice, on August 1, 2016, the Company entered into a settlement with the SEC. Pursuant to the settlement, the Company agreed to pay a civil penalty of $25,000 to the SEC. On July 29, 2016, the Company made an initial payment of $5,000 to the SEC. The remaining $20,000 balance will be paid to the SEC over a nine-month period ending on or about June 30, 2017. The Company has yet to make an additional payment due to capital constraints and has received no further communication from the SEC in regards to the settlement or further payment to date. The Company has accrued the balance on the accompanying consolidated financial statements for such settlement.

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

Net loss attributable to the redeemable noncontrolling interest during the years ended December 31, 2017 and 2016 was $1,603 and $4,634, respectively, which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net income was presented in the consolidated statements of operations.

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

Increase in Authorized Shares

Effective December 14, 2017, the Company filed an amendment to its articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from five hundred million (500,000,000) shares of common stock, par value $0.001 per share, to five billion (5,000,000,000) shares of common stock, par value $0.001 per share.

Stock Options

As of December 31, 2017, and 2016 there were no options that remained outstanding.

Shares Issued for Services

During the year ended December 31, 2016, the Company issued a total of 72,000 shares to the Board of Directors, pursuant to stock compensation due to them under their Director Agreements.

Warrants

See Notes 5, 6, 9 and 10 for warrants issued with debt and equity financings.

There were no warrant issuances or exercises for the years ended December 31, 2017 and 2016.

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

Asset Transfer Agreement with ARK Energy, Inc.

On March 1, 2006, the Company entered into an Asset Transfer and Acquisition Agreement with ARK Energy, Inc. (“ARK Energy”), which is owned (50%) by the Company’s CEO. ARK Energy has its own management and board separate and apart from the Company. Based upon the terms of the agreement, ARK Energy transferred certain rights, assets, work-product, intellectual property and other know-how on project opportunities that may be used to deploy the Arkenol technology (as described in the above paragraph). In consideration, the Company has agreed to pay a performance bonus of up to $16,000,000 when certain milestones are met. These milestones include transferee’s project implementation which would be demonstrated by start of the construction of a facility or completion of financial closing whichever is earlier. The payment is based on ARK Energy’s cost to acquire and develop 19 sites which are currently at different stages of development. As of December 31, 2017 and 2016, the Company had not incurred any liabilities related to the agreement.

Related Party Lines of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $275,000 on August 17, 2017. As of December 31, 2017, the outstanding balance on the line of credit was approximately $256,245 with $18,755 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of December 31, 2017 and 2016, $68,985 and $31,709 respectively, in accrued interest is owed under this line of credit and included with accrued liabilities.

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

Accrued Salaries of Company Officers

As of December 31, 2017 and 2016, accrued salary due to the Chief Executive Officer included within accrued liabilities was $379,950 and $339,000, respectively. In connection with the 3a10 transaction, the CEO assigned $125,145 to Tarpon Bay.

Total accrued and unpaid salary of all employees is $1,663,695 and $1,330,777 as of December 31, 2017, and December 31, 2016, respectively, representing 30 months of accrual at December 31, 2017. Of the total accrued salaries, $831,000 is included in the 3a10 transaction with Tarpon Bay Partners with $10,189 having been reduced by the 3a10 transaction during the year ended December 31, 2017.

NOTE 11 – INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Current tax provision
Federal	$-	$-
State	2,800	2,940
Total	$2,800	$2,940

Deferred tax provision (benefit)
Federal	1,980,983	(382,631)
State	(13,570)	(76,619)
Valuation allowance	(1,967,413)	459,250
Total	-
Total provision for income taxes	$2,800	$2,940

Current taxes in 2017 and 2016 consist primarily of minimum state taxes.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
US federal statutory income tax rate	30%	30
State tax - net of benefit	4%	4%
	34%	34%

Permanent differences	(12)%	2%
Reserves and accruals	(5)%	(21)%
Estimated change in federal tax rate	(137)%	-
Changes in deferred tax assets	4%	32%
Other	(8)%	(9)%
Increase in valuation allowance	123%	(38)%
Effective tax rate	0%	0%

The components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Deferred income tax assets
Net operating loss carryforwards	$5,926,021	$7,927,043
Reserves and accruals	355,057	321,448
Valuation allowance	(6,281,078)	(8,248,491)
	$-	$-

The Company’s deferred tax assets consist primarily of net operating loss (“NOL”) carry forwards of approximately $5,926,000 and $7,927,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $23.8 million and $23.2 million, respectively. At December 31, 2016, the Company had NOL carry forwards for Federal and California income tax purposes totaling approximately $23.4 million and $22.2 million, respectively. The Company’s valuation allowance decreased by approximately $2 million for the year ended December 31, 2017, and increased by approximately $459,000 for the year ended December 31, 2016. Federal and California NOL’s have begun to expire and fully expire in 2037. For federal tax purposes these carry forwards expire in twenty years beginning in 2026.

Income tax reporting primarily relates to the business of the parent company Blue Fire Ethanol Fuels, Inc. which has experienced a change in ownership due to the significant amount of common stock which has been issued to satisfy convertible notes payable. A change in ownership requires management to compute the annual limitation under Section 382 of the Internal Revenue Code. The amount of benefits the Company may receive from the operating loss carry forwards for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2015 through 2017 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2014 through 2017 and currently does not have any ongoing tax examinations.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

In addition, the Company is not current in their federal and state income tax filings prior to the reverse acquisition. The Company has assessed and determined that the effect of non filing is not expected to be significant, as Sucre has not had active operations for a significant period of time.

NOTE 12 – SUBSEQUENT EVENTS

In the first quarter ended March 31, 2018 the Company issued 426,518,000 shares of common stock to Tarpon Bay Partners pursuant to 3a10 transaction entered into on October 11, 2017.

On January 28, 2018, Mr. Chris Nichols and Mr. Joseph Sparano (the “Directors”) voluntarily resigned as members of the Board of Directors of BlueFire Renewables, Inc. (the “Company”), and all other positions with the Company to which they have been assigned regardless of whether they served in such capacity, effective immediately. The Directors’ resignations were not as a result of any disagreements with the Company.

On March 23, 2018 the Company entered into a Revolving Line of Credit with an accredited investor for up to $100,000 at the lenders discretion with an initial draw of $25,000. The line of credit accrues interest at 5% per annum. The line of credit becomes payable when the Company receives over $100,000 in investment. The Company can pay any time with no prepayment penalty.

