Form 10-Q
period 2018-03-31
Bluefire Renewables, Inc.
filed 2018-05-21
CIK 1370489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52361

BLUEFIRE RENEWABLES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4590982
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

As of May 21, 2018, there were 926,471,109 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$5,816	$67
Prepaid expenses	977	3,894
Total current assets	6,793	3,961

Property and equipment, net of accumulated depreciation of $39,220 and $82,323, respectively	-	-

Total assets	$6,793	$3,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,101,892	$1,103,207
Accrued liabilities	1,125,822	1,112,453
Convertible accounts payable and accrued liabilities	944,350	986,045
Notes payable	445,000	420,000
Line of credit, related party	256,245	256,245
Note payable to a related party	200,000	200,000
Convertible notes payable, net of discount of $2,499 and $27,489, respectively	47,483	22,492
Derivative liabilities	805,848	858,099
Total current liabilities	4,926,640	4,958,541

Total liabilities	4,926,640	4,958,541

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	859,377	859,377

Stockholders’ deficit:
Preferred stock, no par value, 1,000,000 shares authorized; 51 and 51 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 849,726,109 and 499,680,109 shares issued and 849,693,938 and 499,647,938 outstanding, as of March 31, 2018, and December 31, 2017, respectively	849,727	499,681
Additional paid-in capital	16,896,450	17,080,374
Treasury stock at cost, 32,172 shares	(101,581)	(101,581)
Accumulated deficit	(23,423,820)	(23,292,431)
Total stockholders’ deficit	(5,779,224)	(5,813,957)

Total liabilities and stockholders’ deficit	$6,793	$3,961

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Revenues:
Department of Energy grant revenue	$-	$-
Total revenues	-	-

Cost of revenue	-	-
Gross margin	-	-

Operating expenses:
Project development	-	30,803
General and administrative	102,370	175,925
Total operating expenses	102,370	206,728

Operating loss	(102,370)	(206,728)

Other income and (expense):
Amortization of debt discount	(24,991)	(3,889)
Interest expense	(4,785)	(13,680)
Related party interest expense	(7,684)	(7,147)
Gain from disposal of assets	1,000	-
Gain (loss) from change in fair value of derivative liability	8,408	(1,021)
Total other income and (expense)	(28,052)	(25,737)

Loss before income taxes	(130,422)	(232,465)
Provision for income taxes	967	-
Net loss	$(131,389)	$(232,465)

Net loss attributable to noncontrolling interest	-	(864)
Net loss attributable to controlling interest	$(131,389)	$(231,601)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	771,177,751	408,203,492

See accompanying notes to consolidated financial statements

BLUEFIRE RENEWABLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Cash flows from operating activities:
Net loss	$(131,389)	$(232,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative liability	(8,408)	1,021
Amortization of debt discounts	24,991	3,889
Excess fair value of shares issued	62,714	-
Gain on disposal of assets	(1,000)	-
Share based compensation	17,870	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,917	(29,167)
Accounts payable	(1,315)	(4,788)
Accrued liabilities	13,369	106,368
Net cash used in operating activities	(20,251)	(155,142)

Cash flows from financing activities:
Proceeds from line of credit/notes payable	25,000	-
Proceeds from the sale of assets	1,000	-
Net cash provided by financing activities	26,000	-

Net change in cash and cash equivalents	5,749	(155,142)

Cash and cash equivalents beginning of period	67	161,991

Cash and cash equivalents end of period	$5,816	$6,849

Supplemental schedule of non-cash investing and financing activities:
Relief of accrued payables and accrued liabilities through issuance of common stock	$41,695	$-
Derivative liability reclassed to additional paid-in capital	$43,240	$-

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

As of March 31, 2018, the Company has negative working capital of approximately $4,919,847. Management has estimated that operating expenses for the next 12 months will be approximately $120,000, excluding any salary costs, for full-time or part-time employees, or engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2018, the Company intends to fund its operations with any additional funding that can be secured in the form of equity or debt the potential sale of Fulton Project equity ownership, and from a potential merger or sale of the Company. As of May 21, 2018, the Company expects the current resources available to them will only be sufficient for a period of less than one month unless significant additional financing is received. Management has determined that the general expenditures must remain reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we may consume all of our cash reserved for operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition, operating results, and ability to continue operating. The financial statements do not include any adjustments that might result from these uncertainties.

As of December 31, 2010, the Company completed the detailed engineering on our proposed Fulton Project, procured all necessary permits for construction of the plant, and began site clearing and preparation work, signaling the beginning of construction. All site preparation activities have been completed, including clearing and grating of the site, building access roads, completing railroad tie-ins to connect the site to the rail system, and finalizing the layout plan to prepare for the site foundation. As of December 31, 2013, the construction-in-progress through such date was deemed impaired due to the discontinuance of future funding from the DOE.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the research and development expenses related to the Company’s future cellulose-to-ethanol production facilities. During the three months ended March 31, 2018 and 2017, research and development costs included in Project Development were approximately $0 and $31,000, respectively.

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

The Company did not have any Level 1 financial instruments at March 31, 2018 or December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company’s derivative liabilities are considered a Level 2 item (see Notes 3 and 4).

As of March 31, 2018 and December 31, 2017 the Company’s redeemable noncontrolling interest is considered a Level 3 item and changed during the three months ended March 31, 2018 as follows.

Balance at December 31, 2017	$859,377
Net loss attributable to noncontrolling interest	-
Balance at March 31, 2018	$859,377

See Note 8 for details of valuation and changes during the years 2018 and 2017.

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank and in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, per insured bank. At times, the Company has cash deposits in excess of federally insured limits. In addition, the Institutional Funds Account is insured through the Securities Investor Protection Corporation (“SIPC”) up to $500,000 per customer, including up to $250,000 for cash. At times, the Company may have cash deposits in excess of federally and institutional insured limits.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2018 and 2017, the Company had no warrants or other instruments outstanding. Pursuant to the 3a10 transaction entered into with Tarpon Bay Partner’s, there is potentially up to our current authorized amount of common shares issuable available to be issued to settle liabilities and the note payable to Tarpon Bay Partners.

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

In May 2014, FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has adopted the selected transition method and has determined there is no impact of the new standard on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - NOTES PAYABLE

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

AKR Promissory Note

On April 8, 2014, the Company issued a promissory note in favor of AKR Inc, (“AKR”) in the principal aggregate amount of $350,000 (the “AKR Note”). The AKR Note was originally due on April 8, 2015; however, the Company received an extension through December 31, 2018. The AKR Note requires the Company to (i) incur interest at five percent (5%) per annum; (ii) issue on April 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant A”); (iii) issue on August 8, 2014 to AKR warrants allowing them to buy 7,350,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant B”); and (iv) issue on November 8, 2014 to AKR warrants allowing them to buy 8,400,000 common shares of the Company at an exercise price of $0.007 per common share, such warrants to expire on April 8, 2016 (“AKR Warrant C”, together with AKR Warrant A and AKR Warrant B the “AKR Warrants”). The Company may prepay the debt, prior to maturity with no prepayment penalty.

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

There was no financial impact of the note and warrants during the three months ended March 31, 2018 or the year ended December 31, 2017.

Tarpon Bay Convertible Notes

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

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the three months ended March 31, 2018, amortization of $0, was recognized related to the discount on the note. As of March 31, 2018, a discount of $0 remained.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of approximately $36,000. The derivative liability was marked to market each quarter and as of December 31, 2017 which resulted in a loss of approximately $3,763. The Company used the following range of assumptions for the year ended December 31:

Year Ended
December 31, 2017
Annual dividend yield	-
Expected life (years)	0.5-0.01
Risk-free interest rate	0.74 – 1.00%
Expected volatility	143 - 174%

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

The above note was issued without funds being received. Accordingly, the note was issued with a full on-issuance discount that was amortized over the term of the note. During the three months ended March 31, 2018, amortization of $24,991, was recognized to interest expense related to the discount on the note. As of March 31, 2018, a discount of $2,499 remained which is being amortized through the maturity date.

Because the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of $66,672. The derivative liability was marked to market at March 31, 2018 being valued at $67,627, which resulted in a loss of $8,141. The Company used the following assumptions for the three months ended March 31, 2018:

March 31, 2018
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	1.63%
Expected volatility	198.18%

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

As of March 31, 2018, the balance outstanding on the Kodiak Note was $40,000.

Revolving Line of Credit

On March 23, 2018 the Company entered into a Revolving Line of Credit with an accredited investor for up to $100,000 at the lenders discretion with an initial draw of $25,000. The line of credit accrues interest at 5% per annum. The line of credit becomes payable when the Company receives over $100,000 in investment. The Company can pay any time with no prepayment penalty. During the three months ended March 31, 2018, the company accrued approximately $35 in interest on the initial draw of the line of credit.

NOTE 4 – LIABILITIES PURCHASE AGREEMENT

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

Pursuant to the terms of the Settlement Agreement approved by the TBP Order, on October 11, 2017, the Company agreed to issue to TBP shares (the “TBP Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”). The Settlement Agreement provides that the TBP Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the TBP Settlement Amount through the issuance of common stock. Pursuant to the Settlement Agreement, TBP may deliver a request to the Company for shares of Common Stock to be issued to TBP (the “TBP Share Request”). Pursuant to the fairness hearing, the Order, and the Company’s agreement with Tarpon, on October 11, 2017, the Company booked the Tarpon Success Fee Note in the principal amount of $50,000 in favor of Tarpon as a commitment fee although no signed note agreement exists. The Tarpon Success Fee Note is considered due on April 11, 2018. The Tarpon Success Fee Note is convertible into shares of the Company’s common stock.

In connection with the settlement, during the three months ended March 31, 2018, the Company has issued 350,046,000 shares of Common Stock to Tarpon in which gross proceeds of $59,565 were generated from the sale of the Common Stock. In connection with the transaction, Tarpon received fees of $17,870 and providing payments of $41,695 to settle outstanding vendor payables. The Company valued these shares at $122,279 and recorded the difference of $62,714 as a cost of the transaction. The Company cannot reasonably estimate the amount of proceeds Tarpon expects to receive from the sale of these shares which will be used to satisfy the liabilities. Any shares not used by Tarpon are subject to return to the Company. Accordingly, the Company accounts for these shares as issued but not outstanding until the shares have been sold by Tarpon and the proceeds are known. Net proceeds received by Tarpon are included as a reduction to accounts payable or other liability as applicable, as such funds are legally required to be provided to the party Tarpon purchased the debt from.

The parties reasonably estimate that the fair market value of the TBP Settlement Shares to be received by TBP is equal to approximately $1,666,000.

Because the conversion price is variable and does not contain a floor, the conversion feature represented a derivative liability upon issuance. Accordingly, the Company calculated the derivative liability using the Black-Sholes pricing model for the notes upon inception, resulting in a day one loss of $823,968. The derivative liability was marked to market at March 31, 2018 being valued at $738,221, which resulted in a gain of $16,549. The derivative is revalued each payment date and at quarter end. The Company used the following range of assumptions for the quarter ended March 31, 2018:

March 31, 2018
Annual dividend yield	-
Expected life (years) of	1.78 – 1.53
Risk-free interest rate	2.13% - 2.33%
Expected volatility	192% - 198%

Approximately $43,800 was reclassed to APIC in connection with this derivative.

Subsequent to March 31, 2018, the Company issued 76,745,000 shares of common stock to settle additional liabilities purchased by Tarpon Bay.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Rent expense under non-cancellable leases was approximately $0 and $30,900 during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, $344,320 and $344,320 of the monthly lease payments were included in accounts payable on the accompanying consolidated balance sheets, respectively.

As of March 31, 2018, the Company has accrued $48,794 of default interest due to the nonpayment of the lease.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Related Party Line of Credit

On November 10, 2011, the Company obtained a line of credit in the amount of $40,000 from its Chairman/Chief Executive Officer and, at the time, the majority shareholder to provide additional liquidity to the Company as needed, at his sole discretion. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum, within 30 days of receiving qualified investment financing of $100,000 or more. On April 10, 2014, the line of credit was increased to $55,000. On March 13, 2016, the line of credit was increased to $125,000, and then incrementally increased to $275,000 on August 17, 2017. As of March 31, 2018, the outstanding balance on the line of credit was approximately $256,245 with $18,755 remaining under the line. Although the Company has received over $100,000 in financing since this agreement was put into place, Mr. Klann does not hold the Company in default.

As of March 31, 2018 and December 31, 2017, $77,669 and $68,985 respectively, in accrued interest is owed under this line of credit and included with accrued liabilities.

Accrued Salaries

As of March 31, 2018 and December 31, 2017, accrued salary due to the Chief Executive Officer included within accrued liabilities was $368,474 and $379,950, respectively. In connection with the 3a10 transaction, the CEO assigned $125,145 to Tarpon Bay.

Total accrued and unpaid salary of all employees is $1,625,816 and $1,663,695 as of March 31, 2018, and December 31, 2017, respectively, representing 33 months of accrual at March 31, 2018. Of the total accrued salaries, $792,000 is included in the 3a10 transaction with Tarpon Bay Partners with $48,968 total having been reduced by the 3a10 transaction as of March 31, 2018.

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

Net loss attributable to the redeemable noncontrolling interest during for the three months ended March 31, 2018 and 2017 was $0 and $864, respectively which netted against the value of the redeemable non-controlling interest in temporary equity. The allocation of net loss was presented on the consolidated statements of operations.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

NOTE 9 - SUBSEQUENT EVENTS

On April 12, 2018 the Company issued 76,745,000 shares of common stock to Tarpon Bay pursuant to the 3a10 transaction entered into in October 11, 2017.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Project Development

For the three months ended March 31, 2018, our project development costs were approximately $0, compared to project development costs of $31,000 for the same period during 2017. The decrease in project development costs was primarily due to the reduction in the number of employees, the reduction in salary accrual for employees, and the land lease termination by the County of Itawamba on May 10, 2017.

General and Administrative Expenses

General and administrative expenses were approximately $102,000 for the three months ended March 31, 2018, compared to $176,000 for the same period in 2017. The decrease in general and administrative costs is mainly due to the reduction in number of employees, reduction in salary accrual for employees, and associated overhead costs caused by the Company’s capital constraints.

Liquidity and Capital Resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. In addition, in the past we have received funds under the grant received from the DOE. Our principal use of funds has been for the further development of our bio-refinery projects, for capital expenditures and general corporate expenses. As our projects are developed to the point of construction, we anticipate significant purchases of long lead time item equipment for construction if the requisite capital can be obtained. As of March 31, 2018, we had cash and cash equivalents of approximately $5,800. As of May 21, 2018, we had cash and cash equivalents of approximately $200.

Management has estimated that operating expenses for the next twelve months will be approximately $120,000, excluding any salary costs, for full-time or part-time employees, and engineering costs related to the development of bio-refinery projects. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Throughout 2018, the Company intends to fund its operations by seeking additional funding in the form sales of equity or debt instruments, the potential sale of Fulton Project equity ownership, and from a potential merger or sale of the Company. As of May 21, 2018, the Company expects the current resources, as well as the resources available in the short term under various financing mechanisms, will only be sufficient for a period of approximately one month, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures have been reduced as much as is possible without affecting operations and that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition, operating results and ability to continue operating.

Changes in Cash Flows

During the three months ended March 31, 2018 and 2017, we used cash of approximately $20,000 and $155,000 in operating activities, respectively. During the 2018 period, we had a net loss of approximately $131,400, which included add back non-cash net gains of approximately $96,000 and net cash provided by operating assets and liabilities of approximately $15,000. During the 2017 period we had a net loss of approximately $232,000, which included add back non-cash net losses of approximately $4,900 and net cash provided by operating assets and liabilities of approximately $72,400. The decrease in cash usage was due to the Company inability to secure additional funds for operations compared to the prior period where the sale of assets provided additional funds to pay down accrued liabilities.

During the three months ended March 31, 2018 and 2017, there were no funds used in investing activities.

During the three months ended March 31, 2018 and 2017, we had positive cash flow from financing activities of approximately $26,000 and $0, respectively, related to proceeds received from the revolving line of credit entered into on March 23, 2018 with an accredited investor as well as the sale of Company assets.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The parties reasonably estimate that the fair market value of the TBP Settlement Shares to be received by TBP is equal to approximately $1,666,000. As of March 31, 2018, the Company has issued 387,046,000 shares of common stock to TBP for the settlement of accrued liabilities. On April 12, 2018, the Company issued to TBP an additional 76,745,000 shares of common stock bringing the amount of shares of common stock issued to TBP to 463,791,000.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018 that were not previously reported on a current report on Form 8-K.

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

BLUEFIRE RENEWABLES, INC.

Date: May 21, 2018	By:	/s/ Arnold Klann
	Name:	Arnold Klann
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

